Form 10-Q
period 2006-03-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2006-05-15
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-51838
Global Traffic Network, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-1117834 (I.R.S. Employer Identification No.)
800 Second Avenue, 5th Floor
New York, New York 10017
(Address of principal executive offices)(Zip Code)
(212) 896-1255
(Issuer’s telephone number, including area code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 9, 2006, the registrant had 12,870,000 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 – Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2006	2005
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$15,988	$51
Accounts receivable net of allowance for doubtful accounts of $10 and $0 at March 31, 2006 and June 30, 2005	3,447	3,391
Prepaids and other current assets	381	54
Income tax receivable	36	—
Deferred tax assets	137	112

Total current assets	19,989	3,608
Property and equipment, net	3,426	2,724
Intangibles	21	21
Deferred offering costs	—	83
Deferred tax assets	80	73
Other assets	116	107

Total assets	$23,632	$6,616

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Bank overdraft line of credit	$1,345	$184
Accounts payable and accrued expenses	4,062	2,510
Deferred revenue	12	111
Income taxes payable	10	383
Due to related parties	—	4
Current portion of long term debt	531	295
Current portion of shareholder notes payable	2,000	22

Total current liabilities	7,960	3,509
Bank overdraft line of credit	—	1,097
Long term debt, less current portion	1,363	639
Other liabilities	202	175

Total liabilities	9,525	5,420
Common stock, $.001 par value; 100,000,000 shares authorized; 12,300,000 shares issued and outstanding as of March 31, 2006 and 3,684,603 shares issued and outstanding as of June 30, 2005	12	—
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of March 31, 2006 and June 30, 2005	—	—
Additional paid in capital	15,543	535
Accumulated other comprehensive income	253	320
(Accumulated deficit) retained earnings	(1,701)	341

Total shareholders’ equity	14,107	1,196

Total liabilities and shareholders’ equity	$23,632	$6,616

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$4,537	$3,715	$13,873	$11,557

Operating expenses	3,886	2,233	10,523	6,352
Selling, general and administrative expenses	1,600	966	4,631	2,817
Depreciation and amortization expense	156	71	414	194

Net operating (loss) income	(1,105)	445	(1,695)	2,194
Interest expense	103	21	220	79
Other (income)	(33)	(12)	(59)	(16)

Net (loss) income before income taxes	(1,175)	436	(1,856)	2,131
Income tax (benefit) expense	(67)	133	(47)	648

Net (loss) income	$(1,108)	$303	$(1,809)	$1,483

(Loss) income per common share:
Basic and diluted	$(0.13)	$0.04	$(0.21)	$0.17
Weighted average common shares outstanding:
Basic and diluted	8,837,778	8,500,000	8,610,949	8,500,000
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months
	Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,809)	$1,483
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	414	194
Allowance for doubtful accounts	10	—
Non-cash compensation expense	5	—
Changes in assets and liabilities:
Accounts receivable	(66)	(838)
Deferred taxes, net	(32)	(10)
Prepaid and other current assets and other assets	(313)	(108)
Accounts payable and accrued expenses and other liabilities	1,621	819
Deferred revenue	(99)	20
Income taxes payable	(409)	370

Net cash (used in) provided by operating activities	(678)	1,930

Cash flows from investing activities:
Purchase of property and equipment, net	(1,053)	(373)
Intangibles	—	(7)

Net cash used in investing activities	(1,053)	(380)
Cash flows from financing activities:
Repayment of long term debt	(498)	(111)
Net proceeds (repayments) of bank overdraft line of credit	1,436	(349)
Repayment of shareholder notes payable	(22)	(204)
Borrowings from shareholders	2,000	—
Dividends paid	(275)	—
Repayment of shareholder promissory notes	(1,400)	—
Proceeds from issuance of stock	4	—
Proceeds from initial public offering of stock, net	16,494	—
Due (from) related parties, net	(4)	(5)
Shares repurchased and retired	—	(594)

Net cash provided by (used in) financing activities	17,735	(1,263)
Effect of exchange rate changes on cash and cash equivalents	(67)	61
Net increase in cash and cash equivalents	15,937	348
Cash and cash equivalents at beginning of fiscal period	51	318

Cash and cash equivalents at end of fiscal period	$15,988	$666

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$176	$81

Income taxes	$396	$298

Noncash financing and investing activities:
Property acquired under long-term debt	$63	$—

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
Information as of March 31, 2006 and for the nine months ended March 31, 2006 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (the “Company”) is a Delaware corporation and was formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network, ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of the Company’s formation, ATN was a separate entity controlled by the same shareholders as the Company. On December 13, 2005, the Company entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which the Company exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of the Company’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of the Company.
NOTE 2 — Basis of Presentation
     The accompanying consolidated balance sheet as of March 31, 2006, the consolidated statements of income for the three and nine month periods ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the nine month periods ended March 31, 2006 and 2005 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended June 30, 2005. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2005, included in the Company’s registration statement on Form S-1 (SEC File No. 333-130417) filed with the Securities and Exchange Commission.
     The financial statements presented herein assume that the share exchange had occurred as of July 1, 2004 such that ATN had been a wholly owned subsidiary of the Company for all periods presented. However, the balance sheet as of June 30, 2005 does not include the impact of the issuance of the promissory notes as part of the Securities Exchange Agreement. Any activity or balances prior to May 16, 2005 (the Company’s date of formation) pertain to ATN. Because GTN and ATN are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation.
     The consolidated financial statements consist of the Company and its two wholly-owned subsidiaries, ATN and Global Traffic Canada, Inc. (“GTC”). As of July 5, 2005 the consolidated financial statements consist of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. GTC is a holding company and had no assets or liabilities at March 31, 2006 or June 30, 2005.
NOTE 3 — Summary of Significant Accounting Policies
a) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Management continually evaluates its estimates and judgments including those related to allowances for doubtful accounts, useful lives of property, plant and equipment and intangible assets, income taxes and other contingencies. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions.

b) Revenue recognition
     Revenue is earned and recognized at the time commercial advertisements are broadcast. Payments received or amounts invoiced in advance are deferred until earned and such amounts are included as a component of deferred revenue in the accompanying balance sheets. All revenue pertains to cash sales and the company recognized no revenue related to the bartering of goods and services.
c) Operating expenses
     The cost of producing and distributing the radio and television traffic and news reports and services are considered operating expenses. These consist mainly of personnel, aviation costs, facility costs and station compensation. Operating expenses are recognized when incurred.
d) Station compensation and reimbursement
     The Company generally enters into multi year contracts with radio and television stations. These contracts call for the provision of various levels of service (including, but not limited to providing professional broadcasters, gathering of information, communications costs and aviation services) and, in some cases, cash compensation or reimbursement of expenses. The average length of the contracts outstanding at June 30, 2005 was less than two years. Station compensation and reimbursement is a component of network operations expense and is recognized monthly per the contractual terms, which is not materially different than when the services are performed.
     Contractual station commitments are as follows:

	March 31,	June 30,
	2006	2005
	(Unaudited)
Year 1	$6,750	$8,859
Year 2	5,178	3,611
Year 3	1,991	3,477
Year 4	—	—
Year 5	—	—
Thereafter	—	—
e) Cash and cash equivalents
     The company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
f) Accounts Receivable
     Accounts receivable are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $10 and $0 has been established for the periods ended March 31, 2006, and June 30, 2005.

g) Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Recording, broadcasting and studio equipment	5 years
Furniture, and equipment and other	5 years
Helicopters and fixed wing aircraft	8 years
     Leasehold improvements and leased assets are amortized over the shorter of the lease term or the asset’s useful life. Depreciation expense was $414 and $194 for the nine month periods ended March 31, 2006 and 2005. Maintenance, repairs and minor replacements are charged to operations as incurred. Major replacements and betterments are capitalized and amortized over their useful lives.
h) Intangible assets
     Intangible assets reflected on the balance sheets primarily consist of costs relating to obtaining aircraft licenses. Due to the long term and indefinite nature of these assets, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of March 31, 2006 and June 30, 2005, there was no impairment of the assets. Amortization expense was $0 for both nine month periods ended March 31, 2006 and 2005.
i) Income taxes
     The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the statement of income in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.
j) Per share data
     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the fiscal year. There were no common equivalent shares outstanding during the fiscal years ended June 30, 2005 or the period ended March 31, 2005. For the period ended March 31, 2006, there were common equivalent shares outstanding due to the issuance of stock options during the period, none of which were vested or exercisable and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares, which also was not exercisable. As a result of the Company’s negative net income for the period, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.
k) Fair value of financial instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short-term maturities. The carrying amounts of the Company’s shareholder notes payable and long-term debt approximate fair value of these obligations based upon management’s best estimate of interest rates that would be available for similar debt obligations as of March 31, 2006 and June 30, 2005.

l) Foreign currency translation
     ATN’s functional currency is Australian dollars and CTN’s functional currency is Canadian dollars, while for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” Realized gains and losses resulting from currency transaction adjustments are recognized in the accompanying statements of income as other expense (income). Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income.
m) Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after the Company’s adoption of SFAS 123(R). The Company adopted SFAS 123(R) on January 1, 2006. When the Company adopted SFAS 123(R) on January 1, 2006, the Company began recognizing the expense associated with these awards in the income statement over the awards’ vesting periods. The expense associated with stock options awarded to employees and directors for the period since January 1, 2006 is $5 and is included in selling, general and administrative expenses on the income statement.
     Prior to the IPO, the Company had no stock options issued.
n) Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Due to the timing of deposits and posting of disbursements, balances may exceed those amounts insured.
o) Major Supplier
     A significant portion of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a 26 month agreement dated April 1, 2004 to provide radio traffic reporting services and a three year agreement dated July 1, 2005 to provide radio news reporting services. The Company will incur approximately $3,500 of additional expenses per year to fulfill contractual obligations under the news reporting services contract.
     As of March 31, 2006, the majority of the Canadian radio stations with which the Company has contracted to provide radio traffic reports are owned by one company. The sale of such inventory constitutes a majority of the Company’s Canadian revenue. The agreement governs the Company’s delivery of radio traffic reports in seven different Canadian markets for three year terms that commence on various dates between November 2005 and January 2006, depending on the market. However, either party may terminate the agreement after eighteen months by giving six months notice, effectively making the agreement a two year agreement if such notice is given.
p) Deferred offering costs
     Deferred offering costs primarily consist of costs related to the IPO. As of the closing of the IPO, the deferred offering costs were offset against the proceeds of the IPO and the difference between the gross IPO proceeds less expenses related to the IPO (including the deferred offering costs) was credited to shareholders’ equity.

NOTE 4 — Related Party Transactions
     ATN has entered into a management agreement with Wisconsin Information Systems, Inc., an Ohio corporation doing business as Milwaukee Traffic Network (“MTN”), which is owned by certain shareholders of the Company. ATN has historically compensated MTN with an annual fee as determined by the board of directors. Additionally, the management agreement provides MTN the opportunity to earn an incentive bonus if ATN exceeds pre-determined targeted cash flows approved by the board of directors of ATN. For the fiscal year ended June 30, 2005, ATN paid MTN $597 pursuant to this management agreement. For the nine month periods ended March 31, 2006 and 2005, ATN paid MTN $337 and $337, respectively. The management agreement was terminated on March 31, 2006.
     The Company employs and or contracts for services with certain stockholders or entities controlled by such stockholders. For the period from May 16, 2005 (inception) to June 30, 2005, the Company paid these stockholders $33. For the nine month periods ended March 31, 2006, the Company paid these stockholders $284.
     The Company has also entered into note payable agreements with certain stockholders. (see Note 8)
NOTE 5 — Property and Equipment, Net
     Property and equipment, net is as follows as of March 31, 2006 and June 30, 2005:

	March 31,	June 30,
	2006	2005
	(Unaudited)
Helicopters and fixed wing aircraft	$2,794	$2,169
Recording, broadcasting and studio equipment	1,153	880
Furniture and equipment and other	633	481
Less: Accumulated depreciation and amortization	1,154	806

Property and equipment, net	$3,426	$2,724
Plant and equipment held as security under specific loans:	$1,847	$637

NOTE 6 — Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of June 30, 2005 and March 31, 2006:

	March 31,	June 30,
	2006	2005
	(Unaudited)
Trade payables	$3,216	$1,644
Accrued payroll expenses	648	595
Accrued expenses and other liabilities	198	226
Dividends payable	—	45

Total	$4,062	$2,510

     NOTE 7 — Long Term Debt
     Long-term debt consists of the following as of:

	March 31,	June 30,
	2006	2005
	(Unaudited)
Term loan with bank, bearing variable interest rate of ANZ Mortgage Index rate plus .33% (8% at March 31, 2006), monthly principal and interest payments of $13 secured by all Company assets, matures on June 30, 2008	$322	470
Financial leases with financing company, bearing fixed interest of 7.67% and 6.99%, monthly principal and interest payments of $2 and $2, secured by automobiles, matures August 25, 2010 and April 16, 2008	113	58
Note payable to bank, bearing fixed interest of 8.43%, monthly principal and interest payments of $12, secured by a helicopter, matures November 6, 2008	305	406
Notes payable to bank bearing fixed interest of 6.97%, Monthly principal and interest payments of $27, secured by 2 helicopters, matures September 6, 2010	1,154	—

	1,894	934
Less current portion	531	295

Long term debt less current portion	1,363	639

     On April 3, 2005, the Company increased its existing over draft line of credit facility from $1,525 to $2,287 (“new facility”) until September 9, 2005, at which time it reverted to its original amount. Interest on the new facility is variable at the ANZ Mortgage Index rate plus .83% (8.5% at March 31, 2006) and is secured by all ATN’s assets. The new facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. In connection with the closing of the new facility, the Company utilized $1,372 of the facility to purchase two new helicopters. These borrowings of $1,372 are included in bank overdraft on the accompanying balance sheet at June 30, 2005.
     On September 6, 2005, the helicopters were refinanced under $1,372 bank term loans (“Helicopter II Loan”). The Helicopter II Loan has a fixed interest rate of 6.97% with principal and interest payments due under a 60 month amortization schedule and is secured by the two helicopters. As a result of the refinancing, the bank overdraft of $1,281 at June 30, 2005 was paid in full and, based on the rates of exchange on that date, the full $1,525 was available to the Company. The balance of the bank overdraft was $1,345 at March 31, 2006 and, based on the rates of exchange on that date, $88 was available to the Company.
     The aggregate maturities of long term debt and bank overdraft as of June 30, 2005, (modified for the impact of the Helicopter II Loan) and of long term debt as of March 31, 2006 are as follows (excluding market value adjustments, if any):

	March 31,	June 30,
	2006	2005
	(Unaudited)
Year 1	$531	$479
Year 2	558	542
Year 3	363	567
Year 4	296	332
Year 5	146	295
NOTE 8 – Shareholder Notes Payable
     On November 9, 2005, CTN entered into a $2 million note purchase agreement with a stockholder. The note bears interest at 10% and is payable quarterly. The note is due on March 29, 2007 (the first anniversary of the closing date of the IPO). The note is secured by substantially all the assets of CTN (subject to certain conditions) and is guaranteed by the Company, GTC and ATN.
     For the nine month period ended March 31, 2006 the Company incurred interest expense of $76 under the CTN shareholder notes payable.
     ATN issued notes payable to shareholders in order to fund the start of its operations and later to fund its cash needs. These notes were issued between 1998 and 2004. Each note bears interest at 5% and the interest is due upon maturity of the notes as stipulated in the note payable agreements. During the year ended June 30, 2005, ATN incurred interest expense of $4 under shareholder notes payable. For the nine month periods ended March 31, 2006 and 2005, the Company incurred interest expense of $1 and $3, respectively, under shareholder notes payable.
     The balance of notes payable in respect of directors at June 30, 2005 and at March 31, 2006 was $0 and $0, respectively. The interest expense in respect of notes held by directors during the year ended June 30, 2005 and the nine month periods ended March 31, 2006 and 2005 was: $3, $0 and $1, respectively.
     During September 2005, ATN repaid all outstanding shareholder notes payable and the related interest in full.

NOTE 9 — Income Taxes

	Nine months
	Ended	Year Ended
	March 31,	June 30,
	2006	2005
	(Unaudited)
Income tax (benefit) expense consists of the following:
Income tax provision	$—	$788
Deferred tax asset, net	(16)	(90)
Tax carried forward losses	(655)	55
Less: Valuation allowance	624	55

Income tax (benefit) expense	(47)	698

     Deferred tax assets are comprised of the following:

	Nine months
	Ended	Year Ended
	March 31,	June 30,
	2006	2005
	(Unaudited)
Deferred tax assets
Timing differences	$176	$185
Tax carried forward losses	710	55

Total deferred tax assets	886	240
Valuation allowance for deferred tax assets	669	55

Net deferred tax assets	217	185

	Nine months
	Ended	Year Ended
	March 31,	June 30,
	2006	2005
	(Unaudited)
Income tax (benefit) expense consists of the following:
Domestic	$—	$—
Foreign	(47)	698

Income tax (benefit) expense	(47)	698
     Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset for Global Traffic Network, Inc. (unconsolidated) (“GTN”) and CTN at March 31, 2006 and for GTN at June 30, 2005. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company has not recorded a valuation allowance for the deferred tax assets of ATN at March 31, 2006 and June 30, 2005.
NOTE 10 — Commitments and Contingencies
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of June 30, 2005 and March 31, 2006:

	March 31,	June 30,
	2006	2005
	(Unaudited)
Year 1	$348	$236
Year 2	246	219
Year 3	245	227
Year 4	253	234
Year 5	232	241
Thereafter	552	591
     Total rent expense charged to operating expenses in the accompanying statements of operations for the fiscal year ending June 30, 2005 was $314. Total rent expense charged to operating expenses in the accompanying statements of income for the nine months ended March 31, 2006 and 2005 was $293 and $225, respectively.

     With respect to ATN’s leased office premises in Sydney, should ATN vacate the premises prior to the expiration of the lease term, ATN will be required to make the following payments to the lessor:

Vacation of premises prior to: September 8, 2006	$111
September 8, 2007	$87
September 8, 2008	$63
September 8, 2009	$40
September 8, 2010	$16
     In November 2005, the Company made a $36 deposit on the purchase of a helicopter. The total purchase price is approximately $665. In April 2006, the Company paid the remaining purchase price of the helicopter.
NOTE 11 — Capital Stock
     On March 29, 2006, the Company consumated an initial public offering (the “IPO”) in which it sold 3,800,000 shares of its common stock at a price to the public of $5.00 per share. Prior to the IPO, ATN was a separate entity which was controlled by the same shareholder base that controlled the Company. Pursuant to a Securities Exchange Agreement dated December 13, 2005, immediately prior to the effective time of the IPO, the Company exchanged 4,000,000 shares of its common stock and issued an aggregate of $1.4 million in promissory notes to ATN shareholders for all of the outstanding ordinary shares of ATN (the “Share Exchange”), at which time ATN became a wholly-owned subsidiary of the Company. The promissory notes (the “Share Exchange Notes”), which were intended to cover the estimated tax consequences to such shareholders of the Share Exchange, were paid in their entirety on the closing date of the IPO out of the net proceeds from the IPO. The issuance of the Share Exchange Notes reduced the additional paid in capital of the Company from the IPO. The net proceeds to the Company of the IPO was approximately $16,494. Due to the identical voting control of the Company and ATN prior to the Share Exchange, the transaction was treated as a combination and the equity section of the balance sheet reflects the combination of ATN and the Company’s equity.
NOTE 12 — Stock based compensation
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions (no options were issued during any period prior to January 1, 2006):

March 31,
2006
Risk-free interest rate	4.95%
Volatility factor	32.52%
Dividend yield	—
Option price	$5.00
Weighted average expected life of options	6 years
The Company’s outstanding options as of March 31, 2006 were as follows:

Balance, December 31, 2005	—
Options issued	275,000
Options exercised	—
Options forfeited	—
Balance, March 31, 2006	275,000

     Based on the following assumptions, the expense with regards to the options issued during the three months ended March 31, 2006 is $568, which will be expensed by the straight line method over the three year vesting period of the options. The expense for the three months and nine months ended March 31, 2006 is $5 for both periods, respectively, and is included in selling, general and administrative expenses on the accompanying statements of income.
     Black-Scholes was developed for estimating the fair value of traded options which have no vesting restrictions and are freely transferable. The options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan provide for limited transferability by the employee or director, and become exercisable with respect to one third of their shares on each of the first three anniversaries of the date of grant. In addition, volatility is a subjective estimate that is further made difficult by the fact that, due to the very limited trading history of the Company’s stock, a proxy for the Company’s volatility must be used. Since the Company believes it is the only public company offering traffic services outside the United States, the Company chose a recent six year volatility of the largest provider of traffic information in the United States, which is a much larger and longer established company than the Company. The impact of volatility on the expense recognized is that, all things being equal, the greater the volatility, the larger the expense. In addition, because the Company has no experience with regards to the expected life of the options granted with regards to both expected forfeiture rates and expected exercise dates, the Company elected to utilize the weighted mid-point between the vesting period of one third per year for three years and the maximum life of ten years, which is the point in time at which the options expire. The impact of weighted average life on the expense recognized is to the extent all other factors are the same, the expense increases as the time to exercise (life) increases. The risk free rate of interest was based on a recent yield for five year United States Treasury bonds, which most closely matched the expected life of the options.
     Due to the net loss for the three and nine month period ending March 31, 2006, the impact of the stock options on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
NOTE 13 — Warrant
     Pursuant to the underwriting agreement entered into in connection with the IPO, the Company issued a warrant to the underwriter to purchase 380,000 shares of its common stock at a purchase price equal to $6.00 per share, which represents 120% of the $5.00 price to public in the IPO. The underwriter may exercise the warrant at any time commencing on March 24, 2007 and ending on March 23, 2011 (the fourth anniversary of the date of the final prospectus used in the IPO).
Note 14 Segment Reporting
     The Company operates in two geographic areas, Australia and Canada, through its wholly owned subsidiaries ATN and GTC, which operates through its wholly owned subsidiary CTN. Select income statement information and capital expenditures for the nine months ended March 31, 2006 and select balance sheet information as of March 31, 2006 is provided below. Comparative information is not provided since the Canadian segment did not exist prior to July 5, 2005. The All Other category consists primarily of corporate overhead and assets of GTN.

	Australia	Canada	All Other	Total
Revenues	13,776	97	—	13,873
Interest expense	144	76	—	220
Depreciation/amortization	390	24	—	414
Income tax (benefit)	(47)	—	—	(47)
Segment (loss)	(132)	(1,369)	(308)	(1,809)
Segment assets	6,523	945	16,164	23,632
Deferred tax assets, net	217	—	—	217
Expenditure for segment assets	250	866	—	1,116

NOTE 15 — Subsequent Events
     On April 28, 2006, the underwriter for the IPO exercised its over-allotment option to acquire an additional 570,000 shares of the Company’s common stock for a purchase price of $4.65 per share (representing the IPO price to the public less underwriting discounts and commissions). On May 4, 2006, the purchase of these shares was completed, resulting in additional net proceeds to the Company of approximately $2,500 after deducting offering expenses.
     Effective May 8, 2006, one of the Company’s directors resigned from the Board and commenced full time employment with the Company. Upon his resignation, the option to purchase 50,000 shares of the Company’s common stock held by the former director, all of which was unvested at the time of resignation, terminated in its entirety. In connection with his employment, he was granted an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $6.28 per share. This stock option was granted under the Company’s 2005 Stock Incentive Plan. In addition, the Company agreed to grant the employee additional 50,000 share options on May 8, 2007 and May 8, 2008, each at an exercise price equal to the fair market value on the date of grant, provided he remains employed by the Company on such dates. The employee’s employment arrangement has no definitive term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s registration statement on Form S-1 (SEC File No. 333-130417), as filed with the Securities and Exchange Commission.
     We provide customized traffic and news reports to radio and television stations in Australia and began providing customized traffic reports to radio stations in Canada in December 2005. In exchange for providing these services and, in certain circumstances, additional cash consideration, television and radio stations provide us with commercial airtime inventory that we sell to advertisers. Although we are a Delaware corporation with principal offices located in New York, NY, we do not provide nor do we intend to provide traffic or news reports to radio or television stations in the United States.
     On March 29, 2006, we consummated an initial public offering (the “IPO”) in which sold 3,800,000 shares of our common stock at a price to the public of $5.00 per share. Our Australian operations are conducted by The Australia Traffic Network Pty Limited, an Australian proprietary company registered under the Corporations Act of Australia (“The Australia Traffic Network”). Prior to the IPO, The Australia Traffic Network was a separate entity which was controlled by the same shareholder base that controlled us. Pursuant to a Securities Exchange Agreement dated December 13, 2005, immediately prior to the effective time of the IPO, we exchanged 4,000,000 shares of our common stock and issued an aggregate of $1.4 million in promissory notes to The Australia Traffic Network shareholders for all of the outstanding ordinary shares of The Australia Traffic Network (the “Share Exchange”), at which time The Australia Traffic Network became our wholly-owned subsidiary. The promissory notes (the “Share Exchange Notes”), which were intended to cover the estimated tax consequences to such shareholders of the Share Exchange, were paid in their entirety on the closing date of the IPO out of the net proceeds from the IPO.
     Our Canadian operations are conducted by our wholly owned subsidiary, Global Traffic Canada, Inc., a Delaware corporation that operates through its wholly owned subsidiary, Canadian Traffic Network ULC, an Alberta business corporation.
     We are a holding company and conduct no operations. Unless we indicate otherwise, the discussions below regarding our financial condition and results of operations presents information on a consolidated basis which assumes that the Share Exchange had been completed prior to the periods discussed such that The Australia Traffic Network and Global Traffic Canada, Inc. were each wholly-owned subsidiaries of ours throughout such periods. In that regard, our consolidated balance sheet data as of March 31, 2006 and June 30, 2005 reflect the Share Exchange and discussions regarding our financial information reflect such information on a consolidated basis giving effect to the Share Exchange. Balance sheet information for periods prior to the Share Exchange does not reflect the issuance of the Share Exchange Notes. In each case, all inter-company transactions and balances have been eliminated.
The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three categories based on the content of the report and the medium in which it is delivered.
•	Radio traffic reports: Through our information-gathering infrastructure and the use of external traffic information services, we provide daily scheduled customized traffic reports to radio stations that contract to receive our services.

•	Radio news reports: We have recently commenced building upon our radio traffic reports platform to provide general news reports to radio stations that complement our customized traffic reports.

•	TV reports: In early 2005, we began providing regularly scheduled video traffic reports to television stations. In addition, because our aircraft are often already in the air covering traffic conditions, they are often first to arrive at the scene of a breaking news story. In a strategic effort to expand our reach into the television markets, we have been using this on-the-scene presence to compile video footage of such breaking news, which we provide to television stations that contract for our regularly scheduled TV reports.

     The radio stations that contract to receive our radio traffic reports and radio news reports become members of our “Radio Network.” Likewise, the television stations that contract to receive our TV reports become members of our “TV Network.” Collectively, we refer to the members of these Networks as our “network affiliates.” We offer all three categories of information reports to our network affiliates in Australia, but currently offer only radio traffic reports to our network affiliates in Canada. We intend to add radio news reports and TV reports to our Canadian operations as such operations expand.
Our Sources of Revenue — Sale of Commercial Airtime Inventory
     In exchange for providing our information reports and, in certain circumstances, additional cash consideration, our network affiliates provide us with commercial airtime inventory comprised of advertising spots that are broadcast immediately adjacent to an information report. We generate revenue by packaging and selling this commercial airtime inventory for cash to advertisers on a local, regional or national network basis.
     The substantial majority of our revenues have been generated from the sale of commercial airtime inventory received in exchange for our radio traffic reports in Australia, including approximately 87% of our fiscal year 2006 revenue through March 31, 2006. We currently generate limited revenue from commercial airtime inventory received in exchange for our radio news reports and TV reports in Australia. We expect to accumulate increasing amounts of commercial airtime inventory from our Australian operations as we continue to expand the provision of radio news reports and TV reports in Australia. We began accumulating commercial airtime inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. As of March 31, 2006 we had operations in six Canadian cities, (Calgary, Toronto, Hamilton, Vancouver, Montreal and Winnipeg). On April 12, 2006, we began operating in Edmonton, our seventh Canadian market. As commercial airtime inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial airtime inventory in the same manner as we have sold commercial airtime inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial airtime inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo Pty Ltd, the largest radio broadcaster in Australia (“Austereo”), as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial airtime inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience delays in realizing revenues from the sale of commercial airtime inventory attributable our provision of radio news reports and TV reports in Australia and our provision of radio traffic reports in Canada.
Our Expenses
     Our expenses are primarily comprised of three categories: operating expenses, selling expenses and general and administrative expenses. Operating expenses consists of all expenses related to the gathering, producing, and broadcasting of our information reports, including aviation costs and expenses, salaries and benefits for our on-air personalities who deliver the information reports and station compensation. Aviation costs relate to the costs of our airborne surveillance, an integral part of our information gathering, and consist both of payments to outside vendors to lease aircraft (currently six fixed wing aircraft in Australia and five helicopters and one fixed-wing aircraft in Canada), as well as the operating costs (including fuel, maintenance, and insurance costs), associated with the operation of our fleet of owned aircraft, which currently includes four helicopters and one fixed wing aircraft in Australia and one helicopter in Canada. As our Canadian operations expand, we intend to replace our leased helicopter in Canada with an owned helicopter and purchase five additional helicopters. We also intend to lease three fixed wing aircraft to support our Canadian operations. Until such time that we are able to purchase the number of helicopters necessary to support our operations, we intend to lease such helicopters. Station compensation consists of the reimbursement of expenses incurred by the stations that would otherwise be incurred by us as part of providing services to the station and the purchase of commercial airtime inventory. Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial airtime inventory. General and administrative expenses consists of corporate overhead, including administrative salaries, real property lease payments and salaries and benefits for our corporate executive officers and legal and accounting fees. Expenses other than selling expenses are generally spread evenly over the applicable fiscal year.

     Although we incurred expenses in fiscal year 2005 related to our provision of TV reports in Australia and start-up costs for our Canadian operations, because our provision of radio traffic reports in Australia has comprised almost all of our historical operations, substantially all of our historical expenses through June 30, 2005 have been associated with the provision of such services and sales efforts related to the resulting commercial airtime inventory. Commencing in July 2005, however, we began incurring additional expenses attributable to the introduction of radio news reports and the continued expansion of the provision of TV reports in Australia, as well as start-up expenses related to our Canadian operations. As discussed below under “Liquidity and Capital Resources,” we expect that expenses related to expanding our provision of radio news reports and TV reports in Australia will continue throughout the remainder of fiscal year 2006, and that expenses incurred in the remainder of fiscal year 2006 related to the start-up and expansion of our Canadian operations will continue to be significant.
Basis of Presentation
     We have derived substantially all of our income and revenue to date from our Australian operations and only recently began generating limited revenue from our Canadian operations in January 2006. However, the financial information contained in this Form 10Q, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian or Canadian dollars to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates from United States dollars to Australian dollars and Canadian dollars applicable to our income statement data for each of the three months periods ended September 30, 2005 and 2004, December 31, 2005 and 2004 and March 31, 2006 and 2005, and applicable to our balance sheet data as of March 31, 2006 and June 30, 2005 are set forth below:
Australia

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended March 31, 2006	.7394	March 31, 2006	0.7164
Three month period ended December 31, 2005	.7437
Three month period ended September 30, 2005	.7593
		June 30, 2005	0.7624
Three month period ended March 31, 2005	.7781
Three month period ended December 31, 2004	.7578
Three month period ended September 30, 2004	.7099
Canada

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended March 31, 2006	.8693	March 31, 2006	0.8557
Three month period ended December 31, 2005	.8521
Three month period ended September 30, 2005	.8315
Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates during that time. We believe that this general trend in advertising revenues is applicable to our business. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.

Results of Operations
Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005
     During the three months ended March 31, 2005, substantially all of our expenses resulted from our provision of radio traffic reports to radio network affiliates in Australia and substantially all of our revenues were derived from sales of commercial airtime inventory acquired by us in exchange for such radio traffic reports and, in some cases, cash consideration. Our operating results for the three months ended March 31, 2006 reflect our provision of radio traffic reports, radio news reports and TV reports in Australia, the provision of radio traffic reports in Canada and corporate overhead.
     Revenue. Revenue increased from approximately $3.7 million for the three months ended March 31, 2005 to approximately $4.5 million for the three months ended March 31, 2006, an increase of approximately 21.6%. The increase in revenue was primarily driven by a 30% increase in available radio commercial airtime inventory in Australia for the three months ended March 31, 2006, leading to an increase of approximately 17% in the number of radio commercial airtime spots sold in Australia. Additionally, revenue from the sale of inventory related to our provision of TV reports in Australia was approximately $0.1 million and revenue from our Canadian radio traffic network was approximately $0.1 million for the three months ended March 31, 2006, compared to no revenue from either source during the three months ended March 31, 2005. Of the increase in overall radio commercial airtime inventory in Australia during the current period, approximately 56% was due to our introduction of radio news reports, which commenced in July 2005, and approximately 44% represented growth from our provision of radio traffic reports.
     Operating expenses. Operating expenses increased from approximately $2.2 million for the three months ended March 31, 2005 to approximately $3.9 million for the three months ended March 31, 2006, an increase of approximately 77.3%. Approximately, $1.1 million of the increase pertains to our operations in Australia. Of that amount, approximately $0.9 million was related to our news operations, which did not exist in the prior year period, and approximately $0.2 million and $50,000 of the increase, respectively, related to growth of our existing traffic operations and our expanded television operations.
     Approximately $0.6 million of the increase in operating expenses during the three months ended March 31, 2006 pertains to our operations in Canada, which commenced in December 2005. We began broadcasting traffic reports in our seven current Canadian markets on the following dates:

Calgary	December 19, 2005
Toronto	January 16, 2006
Hamilton	January 30, 2006
Vancouver	February 13, 2006
Montreal	February 27, 2006
Winnipeg	March 2, 2006
Edmonton	April 12, 2006
We expect that operating expenses related to our Canadian operations will be greater in future quarters, as we operated in only one of our seven markets throughout the entire quarter ended March 31, 2006 and did not conduct any operations in Edmonton during this quarter.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $1.0 million for the three months ended March 31, 2005 to approximately $1.6 million for the three months ended March 31, 2006, an increase of approximately 60.0%. Approximately $0.3 million and $0.1 million of the increase, respectively, pertained to our Canadian operations and corporate overhead costs of Global Traffic Network, Inc., neither of which existed in the prior year period. In addition, approximately $0.2 million of the increase related to our existing operations in Australia, with approximately $0.1 million representing increased administrative personnel costs and $0.1 million in increased sales personnel costs (including benefits, commissions and bonuses) driven by an increase in sales personnel hired to sell the increased amount of available commercial airtime inventory. Expense from the granting of employee and director stock options was $5,000 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005. Sales expense as a percentage of revenue in Australia decreased slightly from approximately 15.5% for the three months ended March 31, 2005 to approximately 15.3% for the three months ended March 31, 2006.

     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.1 million for the three months ended March 31, 2005 to approximately $0.2 million for the three months ended March 31, 2006. The increase is mainly due to our acquisition of three helicopters since March 31, 2005, two of which are used in our Australian operations and one of which is used in Canada. We expect to take delivery of one additional helicopter currently on order in Australia and the five additional helicopters for use in our Canadian operations and, consequently, we anticipate that depreciation and amortization will increase accordingly in future quarters.
     Interest expense. Interest expense increased from approximately $20,000 for the three months ended March 31, 2005 to approximately $0.1 million for the three months ended March 31, 2006. The increase was primarily due to the existence of Canadian Traffic Network, ULC’s $2.0 million shareholder note, the borrowings to purchase two helicopters in Australia and increased balances on our overdraft line of credit facility.
     Income tax expense (benefit). Income tax expense decreased from approximately $0.1 million for the three months ended March 31, 2005 to approximately ($0.1) million dollars for the three months ended March 31, 2006. The decrease was primarily due to the net loss for Australia for the three months ended March 31, 2006 compared to net profit in the comparable period. The effective tax rate in Australia was 29.1% for the three months ended March 31, 2006 and 30.5% for the three months ended March 31, 2005, compared to the statutory federal rate of 30.0%. There was no income tax expense or benefit for the United States or Canada as a valuation allowance has been created for 100% of the tax loss carry forwards.
     Net income (loss) Net income (loss) decreased from $0.3 million net income for the three months ended March 31, 2005 to net loss of approximately ($1.1) million for the three months ended March 31, 2006. The net loss primarily pertained to losses from Canadian Traffic Network ULC of ($0.8) million and Global Traffic Network, Inc. corporate of ($0.1) million, neither of which existed in the prior period. The Australia Traffic Network decreased from $0.3 million net income for the three months ended March 31, 2005 to net loss of approximately ($0.2) million for the three months ended March 31, 2006, primarily due to the added costs associated with providing radio news reports being greater than the revenue increase in Australia.
     Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from United States dollars to Australian dollars applicable to the three month periods ended March 31, 2006 and 2005 were 0.7394 and 0.7781, respectively. Changes in key operating statistics for our Canadian operations are not presented because they did not exist in the comparable period.

	Three Months	Three Months	Percentage
	Ended	Ended	Increase
Key operating statistic	March 31, 2006	March 31, 2005	(Decrease)
	(In thousands)	(In thousands)
Revenue	$6,004	$4,772	25.8%
Operating expenses	4,487	2,872	56.2%
Selling, general and administrative expenses	1,572	1,243	26.5%
Depreciation and amortization expense	184	91	102.2%
Interest expense	73	28	160.7%
Other expense	—	(15)	(100.0%)
Income tax (benefit) expense	(90)	168	(153.6%)
Net (loss) income	(222)	385	(157.7%)
Nine Months Ended March 31, 2006 Compared With Nine Months Ended March 31, 2005
     During the nine months ended March 31, 2005, substantially all our expenses resulted from our provision of radio traffic reports to radio network affiliates in Australia and substantially all our revenues were derived from sales of commercial airtime inventory acquired by us in exchange for such radio traffic reports and, in some cases, cash consideration. Our operating results for the nine months ended March 31, 2006 reflect our provision of radio traffic reports, radio news reports and TV reports in Australia, the provision of radio traffic reports in Canada and corporate overhead.

     Revenue. Revenue increased from approximately $11.6 million in the nine months ended March 31, 2005 to approximately $13.9 million dollars for the nine months ended March 31, 2006, an increase of approximately 19.8%. The increase in revenue was primarily driven by a 26% increase in available radio commercial airtime time inventory in Australia for the nine months ended March 31, 2006, leading to an increase of approximately 17% in the number of radio commercial airtime time spots sold in Australia. In addition, revenue from the sale of inventory related to our provision of TV reports in Australia during the nine months ended March 31, 2006 was approximately $0.3 million and revenue from our Canadian was approximately $0.1 million during that period, compared to no revenue from either source during the nine months ended March 31, 2005. Of the increase in overall commercial radio airtime inventory in Australia during the current year period, approximately 61% was due to our introduction of radio news reports, which commenced in July 2005, and approximately 39% represented inventory growth from the provision of radio traffic reports.
     Operating expenses. Operating expenses increased from approximately $6.4 million for the nine months ended March 31, 2005 to approximately $10.5 million for the nine months ended March 31, 2006, an increase of approximately 64.1%. Approximately $3.4 million dollars of the increase pertains to our operations in Australia. Of that amount, approximately $0.6 million of the increase related to our existing traffic operations, approximately $0.2 million related to our expanded television operations and approximately $2.7 million related to our news operations, which did not exist in the prior year period. The increase in expenses related to our provision of radio traffic reports in Australia includes $0.2 million in personnel expense associated mainly with the increased commercial airtime inventory, $0.2 million in additional aviation costs associated primarily with the two helicopters put in service during the period and $0.2 million in additional station compensation due mainly to cost of living escalators in existing contracts.
     Approximately $0.6 million of the increase in operating expenses during the nine months ended March 31, 2006 period pertains to our operations in Canada, which commenced this fiscal year. We began broadcasting radio traffic reports in our seven current Canadian markets on the following dates:

Calgary	December 19, 2005
Toronto	January 16, 2006
Hamilton	January 30, 2006
Vancouver	February 13, 2006
Montreal	February 27, 2006
Winnipeg	March 2, 2006
Edmonton	April 12, 2006
We expect that operating expenses related to our Canadian operations will be greater in future periods, as we did not operate in any of our seven markets throughout the entire nine-month period ended March 31, 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $2.8 million for the nine months ended March 31, 2005 to approximately $4.6 million for the nine months ended March 31, 2006, an increase of approximately 64.3%. Approximately $0.7 million and $0.4 million of the increase, respectively, pertained to our Canadian operations and corporate overhead costs of Global Traffic Network, Inc., neither of which existed in the prior year period. In addition, approximately $0.7 million of the increase related to our existing operations in Australia, with approximately $0.2 million and $0.4 million, respectively, representing increased administrative personnel costs and increased sales personnel costs (including benefits, commissions, bonuses and recruitment fees) driven by an increase in sales personnel hired to sell the increased amount of commercial airtime inventory. The increase also included approximately $0.1 million in bad debt expense. Expense from the granting of employee and director stock options was $5,000 for the nine months ended March 31, 2006 and $0 for the nine months ended March 31, 2005. Sales expense as a percentage of revenue in Australia increased slightly from 15.0% for the nine months ended March 31, 2005 to 15.4% for the nine months ended March 31, 2006.

     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.2 million for the nine months ended March 31, 2005 to approximately $0.4 million for the nine months ended March 31, 2006. The increase is mainly due to our acquisition of three helicopters since March 31, 2005, two of which are used in our Australian operations and one of which is used in Canada. We expect to take delivery of one additional helicopter currently on order in Australia and to purchase five additional helicopters for use in our Canadian operations and, consequently, we anticipate that depreciation and amortization will increase accordingly in future periods.
     Interest expense. Interest expense increased from approximately $0.1 million for the nine months ended March 31, 2005 to approximately $0.2 million dollars for the nine months ended March 31, 2006. The increase was primarily due to the Canada Traffic Network, ULC $2.0 million shareholder note, the borrowings to purchase two helicopters in Australia and increased balances on our over draft line of credit facility.
     Income tax expense (benefit). Income tax expense decreased from approximately $0.65 million for the nine months ended March 31, 2005 to approximately ($50,000) for the nine months ended March 31, 2006. The decrease was primarily due to the net loss for Australia for the nine months ended March 31, 2006 compared to net profit in the comparable period. The effective tax rate in Australia was 26.3% for the nine months ended March 31, 2006 and 30.4% for the nine months ended March 31, 2005, compared to the statutory federal rate of 30.0%. The difference from the statutory rate for the nine months ended March 31, 2006 is primarily due to minor non-deductible expenses having disproportionate impact due to the small net loss for the period. There was no income tax expense or benefit for the United States or Canada as a valuation allowance has been created for 100% of the tax loss carry forwards.
     Net income (loss) Net income (loss) decreased from $1.5 million net income for the nine months ended March 31, 2005 to net loss of approximately ($1.8) million for the nine months ended March 31, 2006. The net loss primarily pertained to losses from Canadian Traffic Network ULC of ($1.4) million and Global Traffic Network, Inc. corporate of ($0.3) million, neither of which existed in the prior period. The Australia Traffic Network decreased from $1.5 million net income for the nine months ended March 31, 2005 to net loss of approximately ($0.1) million for the nine months ended March 31, 2006, primarily due to the added costs associated with providing radio news reports being greater than the revenue increase in Australia.
     Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from United States dollars to Australian dollars for each of the applicable periods is set forth in the Executive Overview section of Management Discussion and Analysis of Financial Condition and Results of Operations under the heading “Basis of Presentation.” Changes in key operating statistics for our Canadian operations are not presented because they did not exist in the comparable period.

	Nine Months	Nine Months	Percentage
	Ended	Ended	Increase
Key operating statistic	March 31, 2006	March 31, 2005	(Decrease)
	(In thousands)	(In thousands)
Revenue	$18,442	$15,435	19.5%
Operating expenses	13,137	8,486	54.8%
Selling, general and administrative expenses	4,821	3,768	27.9%
Depreciation and amortization expense	522	260	100.8%
Interest expense	193	108	78.7%
Other expense (income)	1	(20)	(105.0%)
Income tax (benefit) expense	(59)	861	(106.9%)
Net (loss) income	(173)	1,972	(108.8%)

Liquidity and Capital Resources
     At March 31, 2006 the Company’s primary source of liquidity was cash and cash equivalents of approximately $16.0 million. At March 31, 2006 the Company also had less than $0.1 million available under its overdraft credit line. The overdraft credit line is denominated in Australia dollars and has been translated into US dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
     Operating activities. Cash used in operating activities was approximately $0.7 million for the nine months ended March 31, 2006, due mainly to the net loss for the period partially offset by positive changes in working capital. The majority of the loss is attributable to our nascent operations in Canada, with a loss of approximately $0.3 million for the parent company (Global Traffic Network, Inc.) and a loss of approximately $0.1 million for our Australia operations.
     Investing activities. Cash used in investing activities was approximately $1.1 million for the nine month period ended March 31, 2006. The cash used for investing activities was for capital expenditures, mainly a helicopter purchased for Canada and to a lesser extent, studio equipment and furniture for our new operation centers in Canada as well as the purchase of broadcast equipment for Australia. In April 2006, we paid the remaining balance of approximately $0.6 million for a helicopter previously ordered for our Australian operations and expect to take delivery shortly. In addition, we plan to purchase five additional helicopters for our Canadian operations at an aggregate estimated cost of approximately $2.5 million.
     Financing activities. Cash provided by financing activities was approximately $17.7 million for the nine months ended March 31, 2006. Approximately $16.5 million came from the proceeds of the IPO, which is discussed below. In addition, $2.0 million was provided by a shareholder note, the purpose of which was to fund our initial foray into Canada, and approximately $1.4 million was provided by net borrowings under our overdraft line of credit. The primary financing uses were approximately $0.5 million in scheduled principal payments on long term debt and $1.4 million repayment of the Share Exchange Notes, which were issued to the shareholders of The Australia Traffic Network Pty Limited as part of the consideration for the Share Exchange that took place on March 23, 2006 (immediately prior to the effective time of the IPO). In addition, the ATN paid aggregate dividends of approximately $0.3 million to the ATN shareholders during the nine month period ended March 31, 2006, which represented an estimate of the shareholders’ United States tax liabilities. These dividends were paid prior to the Share Exchange and the IPO. From and after the Share Exchange and the IPO, the Company does not anticipate paying dividends for the foreseeable future.
     On March 23, 2006, the SEC declared effective a registration statement of the Company that registered the offer and sale of up to 3,800,000 shares of the Company’s common stock, at $5.00 per share, in the Company’s initial public offering and an additional 570,000 shares of the Company’s common stock that may be sold if the underwriter involved in the offering exercises its over-allotment option. The Company’s common stock was approved for trading on the Nasdaq National Market System and began trading on March 24, 2006. The initial closing of the offering, at which the Company sold 3,800,000 shares of common stock, occurred on March 29, 2006, with the Company receiving proceeds of approximately $16.5 million, net of estimated offering expenses and underwriting discounts and commissions. On April 28, 2006, the underwriter for the IPO exercised its over-allotment option to acquire an additional 570,000 shares of the Company’s common stock for a purchase price of $4.65 per share (representing the IPO price to the public less underwriting discounts and commissions). On May 4, 2006, the purchase of these shares was completed, resulting in additional net proceeds to the Company of approximately $2.5 million after deducting offering expenses. The aggregate net proceeds of the offering, inclusive of amounts obtained in connection with the over-allotment exercise, was approximately $19.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by the Company.

Contractual Commitments
     The table below sets forth our contractual obligations as of March 31, 2006:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Long-Term Debt Obligations	3,894	2,531	920	443	—
Interest on Long-Term Debt Obligations	467	319	122	26	—
Operating Lease Obligations	1,876	348	491	485	552
Station Obligations	13,919	6,750	7,169	—	—

Total	$20,156	$9,948	$8,702	$954	$552
Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements
     Some of the statements made in this report are forward-looking statements. These forward-looking statements are based upon our current expectations and projections about future events. When used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.
     Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:
•	our inability to compete successfully with current or future competitors within our industry;

•	our inability to retain members of our executive management or other key employees;

•	the termination or impairment of our relationships with key network affiliates;

•	the termination or impairment of our advertiser relationships;

•	our inability to manage our growth effectively;

•	our expansion into international markets is unsuccessful;

•	fluctuations in foreign currency exchange rates and results of hedging transactions, if any;

•	additional financing, if required, is unavailable; and

•	unforeseen litigation.
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our registration on Form S-1 (SEC File No. 333-130417) filed with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. We have no derivative financial instruments in our cash and cash equivalents. Our total outstanding long-term debt as March 31, 2006 was approximately $1.9 million. Of the outstanding long-term debt, only approximately $0.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. In addition, we had approximately $1.3 million outstanding under our bank overdraft line of credit that bears interest at a variable rate. In addition, we have a $2 million promissory shareholder note. The note matures and is payable in full on the on the first anniversary of the closing of the IPO (March 29, 2007) and accrues interest at an annual rate of 10%. We do not see the variable interest rate long-term debt as a significant interest rate risk. Assuming our level of borrowings (including the bank overdraft line of credit) as of March 31, 2006, a one percentage point increase in interest rates under these borrowings would have increased our interest expense approximately $20,000 annually.
Foreign Currency Exchange Risk
     We have significant foreign subsidiaries located in Australia and Canada. The assets and liabilities of these subsidiaries are denominated in Australian and Canadian dollars, respectively, and as such are translated into United States dollars. Income statement amounts are translated from Australian or Canadian dollars to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. We do not currently hedge for currency fluctuations with our foreign subsidiaries.
Accounts receivable
     The Company’s receivables do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in internal control over financial reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Part II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Unregistered Sales of Equity Securities
     Pursuant to a Securities Exchange Agreement entered into on December 13, 2005, immediately prior to the effective time of the IPO, the Company issued 4,000,000 shares of its common stock in exchange for all of the issued and outstanding ordinary shares of The Australia Traffic Network, comprising 135,453 ordinary shares, at which time The Australia Traffic Network became a wholly owned subsidiary of the Company. The share exchange transaction was effective as of March 23, 2006.
     The sales of the securities identified above were made pursuant to a privately negotiated transaction that did not involve a public offering of securities and, accordingly, the Company believes that the transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Each party to the Securities Exchange Agreement represented to us that they were acquiring shares of the Company’s common stock for investment and not with a view towards or in connection with a public re-sale or distribution. Each party also received written disclosures that the securities had not been registered under the Securities Act of 1933 and that any resale must be made pursuant to a registration or an available exemption from such registration.
     Use of Proceeds
     The SEC declared the Company’s registration statement filed on Form S–1 under the Securities Act (File No. 333–130417) effective on March 23, 2006, in connection with the IPO. The underwriter for the IPO was Feltl and Company.
     Shares of our common stock began trading on the Nasdaq National Market on March 24, 2006 and the closing of the IPO occurred on March 29, 2006. The 3,800,000 shares of common stock that were sold in the IPO were sold to the public at a price of $5.00 per share. All of the shares of common stock were sold by the Company and no selling stockholders participated in the IPO. In addition, the Company granted Feltl and Company an option to purchase an additional 570,000 shares of common stock to cover over-allotments, if any. On April 28, 2006, the underwriter for the IPO exercised its over-allotment option with respect to all 570,000 shares for a purchase price of $4.65 per share (representing the IPO price to the public less underwriting discounts and commissions). On May 4, 2006, the purchase of these shares was completed.
     The aggregate gross proceeds prior to the over-allotment from the shares of common stock sold were $19.0 million. The aggregate net proceeds to the Company were approximately $16.5 million, after deducting approximately $1.3 million in underwriting discounts and commissions and approximately $1.2 million in other costs incurred in connection with the offering. The over-allotment option exercise resulted in additional net proceeds to the Company of approximately $2.5 million after deducting offering expenses, and the aggregate net proceeds of the offering, inclusive of amounts obtained in connection with the over-allotment exercise, was approximately $19.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. No fees or expenses incurred for the Company’s account in connection with the offering were paid, directly or indirectly, to any of the Company’s directors, officers, their respective associates, 10% stockholders or affiliates.
     Prior to the IPO, The Australia Traffic Network Pty, Ltd., the Company’s current Australian subsidiary, was a separate entity controlled by the same shareholder base that controlled the Company. On March 23, 2006, the effective date of the offering, and pursuant to a Securities Exchange Agreement dated December 13, 2005 among the Company, The Australia Traffic Network and the holders of all of the outstanding ordinary shares of The Australia Traffic Network, the Company exchanged 4,000,000 shares of its common stock and issued an aggregate of $1.4 million in promissory notes to The Australia Traffic Network shareholders for all of the outstanding ordinary shares of The Australia Traffic Network, after which The Australia Traffic Network became the Company’s wholly-owned subsidiary. Those promissory notes, which were intended to cover the estimated tax consequences to such shareholders of the share exchange, were paid in their entirety on March 29, 2006, the closing date of the IPO, out the net proceeds from the offering. William L. Yde III, the Company’s Chairman, Chief Executive Officer and

President, and Dale C. Arfman, a member of the Company’s board of directors and its Treasurer and Secretary, as former shareholders of The Australia Traffic Network, received payments $486,170 and $413,810, respectively, in connection with the repayment of promissory notes issued in the share exchange. Metro Networks Communication, Inc., a former shareholder of The Australia Traffic Network that beneficially owns in excess of 10% of the Company’s common stock, received $253,679 in connection with the repayment of a promissory note issued in the share exchange.
     With the exception of the repayment of Share Exchange Notes described above and a nominal amount of working capital, the Company had not spent any of the net proceeds from the IPO as of March 31, 2006. Other than the repayment of Share Exchange Notes, as discussed above, no IPO proceeds have been directly or indirectly paid to any of the Company’s directors, officers, their respective associates, 10% shareholders or affiliates.
Item 5 Other Information.
     Results of Operations and Financial Condition.
     The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On May 15, 2006, Global Traffic Network, Inc. issued a press release reporting the financial results for its third quarter ended March 31, 2006. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 15, 2006.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.

By:	/S/ William C. Yde III

Name:	William C. Yde III
Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/S/ Scott E. Cody

Name:	Scott E. Cody
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2006

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 15, 2006.