Form 10-K
period 2006-06-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2006-09-28
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(212) 896-1255
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, $.001 par value	The Nasdaq Stock Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerate filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $27.2 million as of June 30, 2006 (the last business day of the most recently completed quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose. Information regarding the aggregate market value of the registrant’s common stock as of December 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) has not been provided due to the fact that trading of the registrant’s common stock on the NASDAQ Global Market did not commence until March 24, 2006.
     As of August 31, 2006, the registrant had 12,870,000 shares of common stock outstanding.
Documents Incorporated By Reference
     Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders (which will be filed with the Commission within 120 days of the registrant’s 2006 fiscal year end) are incorporated by reference in Part III of this form 10-K.

Part I
Item. 1 Business
          Global Traffic Network, Inc., a Delaware corporation established on May 16, 2005 to be a holding company, currently has two wholly-owned subsidiaries:
•	The Australia Traffic Network Pty Limited, an Australian proprietary company organized on June 20, 1997 and registered under the Corporations Act of Australia (“Australia Traffic Network”); and

•	Global Traffic Canada, Inc., a Delaware corporation incorporated on May 20, 2005 (“Global Canada”), which operates through its wholly-owned subsidiary, Canadian Traffic Network ULC, an Alberta business corporation that was formed on July 5, 2005 (“Canada Traffic Network”).
          In this report, “the Company”, “the registrant”, “we”, “us”, “our” and similar terms, refer to Global Traffic Network, Inc. and its direct and indirect wholly owned subsidiaries. References to time periods prior to the May 16, 2005 establishment of Global Traffic Network, Inc. pertain solely to operations of Australia Traffic Network.
Overview of the Business and Its History
          The Company provides customized traffic and news reports to radio stations, customized traffic reports and video services to television stations in Australia and customized traffic reports to radio stations in Canada. In exchange for providing these services and, in certain circumstances, additional cash consideration, television and radio stations provide us with commercial airtime inventory that we sell to advertisers. The sale of this commercial airtime inventory generates substantially all of our revenue. Because we incur all the costs related to the preparation and transmission of the traffic and news reports, and the reports are provided in exchange for advertising inventory, radio and television stations incur no out of pocket costs when contracting for the services.
          Australia Traffic Network. We conduct our Australian business operations through Australia Traffic Network, which became a wholly owned subsidiary of the Company on March 23, 2006, the effective date of the initial public offering of the Company’s common stock (our “IPO”). We began providing customized traffic reports to radio stations in Australia in 1997 and currently provide customized traffic and news reports to radio stations and customized traffic reports, video and other services to television stations in Australia. The majority of our historical revenue has been generated by the sale of commercial airtime inventory received from radio stations in Australia. As of June 30, 2006, we provided traffic reporting services to 65 radio stations in 17 Australian markets. In July 2005, we began using our radio traffic reporting services as a platform to launch general news reporting services to radio stations in Australia, and we provided these services to 11 radio stations in five Australian markets as of June 30, 2006. Australia Traffic Network also provided traffic reports and/or video services to 10 television stations in seven Australian markets as of June 30, 2006, and has an agreement to provide services to an additional three television stations.
          Canada Traffic Network. We conduct our Canadian business operations through Canada Traffic Network, which began to provide customized traffic reports to radio stations in Canada in December 2005. As of June 30, 2006, Canada Traffic Network provided traffic reporting services to 34 radio stations in seven Canadian markets.
          Although we are a Delaware corporation with principal offices located in New York, New York, we do not provide nor do we intend to provide traffic or news reports to radio or television stations in the United States.
The Services — Radio Traffic Reports, Radio News Reports and TV Reports
     The information reports we provide to radio and television stations are divided into three categories based on the content of the report and the medium in which it is delivered. Collectively, we refer to these reports as our “information reports.”
•	Radio traffic reports: Through our information-gathering infrastructure, including aircraft, and the use of external traffic information services, daily scheduled customized traffic reports are provided to radio stations.

•	Radio news reports: Effective July 1, 2005, we began building upon the radio traffic reports platform by providing general news reports to radio stations in Australia that complement our customized traffic reports. Currently, we obtain the majority of our news information and radio news report inventory from Austereo Pty Limited, the largest broadcaster in Australia (“Austereo”) under a News Report Broadcast Agreement. Although we intend to utilize this information to provide news reporting services to other Australian radio stations, we do not currently do so. We will, also on occasion, reimburse or compensate other network affiliates for the costs associated with their news department in order to gain access to their radio news reports inventory.

•	TV reports: In early 2005, we began providing regularly scheduled video traffic reports to television stations in Australia. In addition, because our aircraft are often already in the air covering traffic conditions, they are often first to arrive at the scene of a breaking news story. In a strategic effort to expand our reach into the television markets, we have been using this on-the-scene presence to compile video footage of such breaking news, which we presently provide to certain of the television stations that we provide with regularly scheduled TV reports.
     The radio stations that receive radio traffic reports and radio news reports become members of our “Radio Network.” Likewise, the television stations that receive TV reports become members of our “TV Network.” Collectively, we refer to members of these Networks as our “network affiliates.” We offer all three categories of information reports to our network affiliates in Australia, but currently only provide radio traffic reports to our network affiliates in Canada. We intend to add radio news reports and TV reports to our Canadian operations as our operations expand.

     Preparation of Information Reports
          We gather traffic and general news data utilizing our information-gathering infrastructure which includes helicopters, airplanes, mobile units, station listener lines, cellular phones and remote camera systems positioned on aircraft. Information is also gathered through various government-based traffic tracking systems, a third party contract for news content in Australia, and other services, including remote camera systems positioned at strategically located ground positions. The information is then processed, written into broadcast copy and entered into computer systems by local writers and producers. Professional broadcasters then read the customized reports on the air.
          Our information-gathering infrastructure and the flexibility created by the ability to provide services 24 hours per day, seven days per week, to network affiliates enables us to respond to changing conditions and enables network affiliates to provide their listeners with accurate up-to-the-minute information. For example, responding to numerous radio and television station requests during the Canberra wild fires of 2003, our Sydney operations center provided video coverage and reports to stations, affiliated and non- affiliated, throughout the country and the world.
          As a result of our extensive network of operations and broadcasters, we often report important news stories and provide our network affiliates with live coverage of these stories. We are able to customize and personalize our reports of breaking stories using our network affiliates’ call letters from the scene of news events.
          We believe that our aircraft and other information-gathering technology and broadcast equipment have allowed us to provide high quality programming, enabling us to retain and expand our base of network affiliates. As of June 30, 2006, we utilized approximately six fixed-wing aircraft, three helicopters equipped with airborne camera systems, and 14 broadcast studios in Australia and we have recently purchased a fourth helicopter in Australia equipped with an airborne camera system. In Canada, we utilized six helicopters and three fixed wing aircraft as of June 30, 2006, and operated six studios throughout that country.
     Delivery of Our Information Reports
          Through our information-gathering infrastructure, we provide daily scheduled customized information reports to network affiliates generally utilizing our own on-air broadcasters. We customize our information reports to meet each network affiliate’s requirements with respect to the number of information reports broadcast per day, the length of the information report, the time of the broadcast and the content of the information report, including the geographic area covered by the information report. We typically work closely with our network affiliates’ program directors, news directors, and general managers to ensure that we meet their specifications and quality standards. Our network affiliates participate in the selection of the on-air broadcasters for their stations to ensure that the broadcaster’s style is appropriate for their stations’ formats. Our broadcasters often become integral “on-air personalities” on our network affiliates’ stations as a result of their on-air presence and interaction with the stations’ on-air personnel. In order to realize operating efficiencies, we endeavor to utilize our professional broadcasters on multiple stations within a particular market. Generally, each of our broadcasters delivers information reports to between two and four of our network affiliates, although on occasion we provide exclusive talent for a network affiliate.
     Due to the customized nature of our information reports and the fact that we do not require network affiliates to identify us as the supplier of the information reports, each network affiliate may present that the information reports we provide as if the network affiliate had generated such information report with its own resources. As a result, multiple network affiliates in a single market may intimate that the helicopters, fixed-wing aircraft and on-air broadcasters are those of the network affiliate.
Our Radio and TV Networks
     Our services appeal to radio and television stations because we provide information reports in exchange for commercial airtime inventory at no out-of pocket cost to stations. Once we have established an infrastructure for information gathering, our cost of adding additional network affiliates (excluding compensation, if any) to our networks is marginal.
     Australia. To date, the majority of our operations have comprised of providing radio traffic reports to our network affiliates in Australia and selling the resulting radio commercial airtime we receive in exchange for these information reports. In July 2005, we began providing radio news reports to 10 radio stations throughout our five largest Australian markets under an agreement we entered into with Austereo. See “Generating Revenue Through Advertising Sales — Significant Suppliers.” As of June 30, 2006, the number of network affiliate stations that comprised our Australian Networks and the number of Australian markets in which we operated are set forth below:

Australia	Number of Affiliate Stations	Number of Markets
Radio traffic reports	65	17
Radio news reports	11	5
TV reports	10	7
     Additionally, in September 2006, we began providing TV reports to three additional television stations in Australia. We also provide traffic reports to approximately 19 ABC radio stations, which is the public, non-commercial network in Australia. These stations are not included in the table above or any of the analysis contained herein due to the fact, while we are acknowledged as the source of the reports, we do not receive any advertising inventory to sell on the stations due to the non-commercial nature of their broadcast operations.

     Canada. We began developing the infrastructure to support our Canadian operations in May 2005. On October 21, 2005, we entered into an agreement with Corus Entertainment, Inc. (“Corus”), one of the largest radio broadcasters in Canada, to provide radio traffic reports to 24 radio stations throughout seven Canadian markets. See “Generating Revenue Through Advertising Sales — Significant Suppliers.” We began delivering radio traffic reports to certain of our Canadian network affiliates and accumulating related commercial airtime inventory in December 2005 and, as of June 30, 2006, we were delivering radio traffic reports to all of our Canadian network affiliates. As of June 30, 2006, the number of network affiliate stations that comprised our Canadian Network and the number of Canadian markets in which we operated are set forth below:

Canada	Number of Affiliate Stations	Number of Markets
Radio traffic reports	34	7
     Potential Additional Markets. We intend to expand into additional international markets as opportunities present themselves and as our financial resources permit. Our current expansion plans do not contemplate the expansion of our operations into the United States. However, in November 2005, we entered into a three-year agreement with Metro Networks Communications, Limited Partnership, a Delaware limited partnership (“Metro LP”), an affiliate of Metro Networks Communications, Inc. (“Metro Inc.”, collectively “Metro”) and a wholly-owned subsidiary of Westwood One, Inc. Metro is a provider of traffic and information reports to radio and television stations primarily in the United States and Metro Inc. held approximately 12% of our outstanding common stock as of June 30, 2006. Under the agreement, Metro LP serves as our non-exclusive sales representative for sales of commercial airtime inventory to advertisers located in the United States and we similarly serve as Metro LP’s non-exclusive sales representative for sales to advertisers located in Canada. The agreement prohibits us from competing with Metro LP in the United States during the term of the agreement.
Generating Revenue Through Advertising Sales
     In exchange for our information reports and, in certain circumstances, additional cash consideration, our network affiliates provide us with commercial airtime inventory that we sell to advertisers. Our large network of network affiliates in Australia allows us to offer advertisers the opportunity to reach a broad-based, local, regional or national audience through a single purchase of commercial airtime inventory from us.
     Our typical radio advertisement on the Radio Network consists of a ten second commercial message presented immediately following a regularly scheduled information report. We package our commercial airtime inventory on a network basis, covering all of our network affiliates in relevant markets, and combine the commercial airtime inventory from network affiliates into multiple information “sponsorship” packages that we then sell to advertisers. These sponsorship packages are run on a percentage-based rotation such that each advertiser receives its pro-rata share of advertisements sold by us for broadcast on each of the network affiliates’ stations throughout the Radio Network on a local, regional or national basis, primarily during prime morning and afternoon drive periods.
     Imbedded Nature of Advertising. We position advertisements within or adjacent to our information reports such that advertisers’ messages are broadcast along with regularly scheduled programming primarily during peak morning and afternoon drive times when a majority of the radio audience is listening. Because our information reports are actively sought out by listeners, the advertisements imbedded in our reports will not be avoided by a listener changing stations or “tuning out” like a traditional advertising message. Most of our traffic advertisements are read live by our on-air broadcasters, providing our advertisers with the added benefit of an implied endorsement for their product.
     Advertising on a Network Basis. Because we have numerous network affiliates in each of our markets, we believe that sponsorship package advertisements enable advertisers to reach more listeners, more often, in a higher impact manner than can be achieved through other advertising media. According to AC Nielsen, our Australian traffic reports on the Radio Network, broadcast daily, are heard by more than eight million people (age ten and over) and we believe our information sponsorship packages on the Radio Network reach, on average, over 80% of the commercial radio listeners in each of our Australian markets. Our large Radio Network offers advertisers the opportunity to reach a broad-based local, regional or national audience, through a single purchase of commercial airtime inventory from us. As such, we believe that selling commercial airtime inventory on a network basis in sponsorship packages typically appeals to advertisers seeking a broader demographic reach than that delivered by individual radio stations, which generally deliver an audience with narrow, specific demographic characteristics. In addition, because we sell our commercial airtime inventory exclusively on a Network basis, rather than station by station, we do not believe our advertising products compete directly with those offered by our local radio station network affiliates.
     Sales of Our Commercial Airtime Inventory. We maintain an advertising sales force through-out Australia, located in markets where we have operation centers. Our advertising sales force is able to sell available commercial airtime inventory for each of our network affiliates in any and all of our markets in addition to selling such inventory in each local market, which we believe affords our sales representatives an advantage over certain of their competitors. For example, an airline advertiser can purchase commercial airtime inventory in multiple markets from our local sales representative in the city in which the airline is headquartered. Our advertising sales force in Australia is comprised of approximately 16 sales representatives. The number of sales representatives in an individual market ranges from zero to six depending on the size of the market and the number of potential national and regional advertising clients headquartered in the market. Specialized programs and marketing campaigns, which support nationwide sales and other special forms of advertising, are managed from our Australian headquarters in Sydney, Australia. In Canada, we currently have a corporate and sales office in Toronto and marketing offices in Montreal and Vancouver. We intend to expand our Canadian sales force as our operations expand. Our Canadian sales force, including sales management, currently consists of approximately six people.
     Although the majority of our advertising customers execute their purchase of commercial airtime inventory from our sales force through advertising agencies as a matter of course, we have historically focused on maintaining direct relationships with our advertising customers. We believe that maintaining direct relationships with our advertisers ensures that our relationships remain intact when advertising agency changes are made.
     Due to the number of our Australian markets, our reach within each of these markets and the range of services that we provide, we have garnered a broad base of advertising clients in a diverse group of industries. For the year ended June 30, 2006, no single Australian advertiser represented more than 4.7% of our total Australian revenues and our top ten advertisers, as a group, represented 28% of our Australian revenues. We expect to gather a similarly broad base of advertising clients in Canada as our Canadian operations expand.
     Significant Suppliers — Austereo, one of our Australian network affiliates, is the largest radio broadcaster in Australia and provides us with approximately 25% of the radio commercial airtime inventory we receive in exchange for our information reports and other cash consideration. When sold to advertisers, this commercial airtime inventory accounts for a material amount of our Australian revenues. We have entered into an agreement with Austereo, effective July 1, 2006, pursuant to which we provide regularly-scheduled radio traffic reports to ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth through June 30, 2008. In addition, we have entered into an agreement with Austereo effective July 1, 2005 pursuant to which we are providing radio news reports to these same ten radio stations through June 30, 2008. The agreement respecting our radio news reports also provides that we may utilize Austereo’s news production staff and equipment during the term of the agreement in exchange for monthly payments. If we are unable to retain Austereo as a network affiliate following the expiration of these agreements, the amount of our Australian commercial airtime inventory will decrease significantly and we would likely experience a corresponding decrease in revenues from Australian sales.
     On October 21, 2005, we entered into an agreement with Corus Entertainment, Inc. (“Corus”), one of the largest radio broadcasters in Canada, to provide radio traffic reports on 24 radio stations throughout seven Canadian markets. Corus’ stations account for approximately 69% of our current Canadian network affiliates. We began delivering radio traffic reports to the various Corus and other Canadian network affiliates and accumulating related commercial airtime inventory between December 2005 and April 2006.

Our Operating Strategy
     Our operating strategy is to realize operating efficiencies by: (i) expanding geographically; (ii) increasing the number of network affiliates using the radio traffic reports within existing markets; (iii) expanding upon the radio news report platform; (iv) expanding upon the TV report platform; and (v) continuing to strengthen our marketing, sales and inventory management operations.
     Expand Geographically. We currently operate in 10 of the largest population centers in Australia. In April 2005, we began exploring the major markets in Canada and in October 2005, entered into our network affiliate agreement with Corus, pursuant to which we opened operations and provide radio traffic reports to major radio stations in seven of the largest markets in Canada. We commenced providing radio traffic services in Canada and receiving commercial airtime inventory between December 2005 and April 2006. We plan to explore and, if feasible, open traffic reporting centers in the remaining large markets in Canada and other larger markets around the world. When fully operational, we hope to be able to deliver to advertisers an advertising medium that enables them to efficiently and effectively reach the major population centers of the world with great ease and at a low cost.
     Increase the Number of Network Affiliates Using the Radio Traffic Reports within Existing Markets. We believe that there are substantial opportunities for continued growth in our Australian and Canadian Radio Networks. Since new radio licenses continue to be issued in Australia, we believe that opportunities are available to increase market penetration by establishing relationships with newly established radio stations. Although our current Radio Network includes approximately 50 commercial radio stations operating in our top ten Australian markets, we believe that there remain expansion opportunities with radio stations in Australia not currently using our radio traffic reports. Because our Canadian Radio Network is in the development stage, there is significant opportunity for growth both with respect to existing and newly established radio stations. Once we establish a presence in a market by providing our radio traffic reports to at least one network affiliate, we can leverage our investment in information-gathering technology by providing radio traffic reports to multiple network affiliates at relatively minimal additional cost.
     Expand our Provision of Radio News Reports. We began during fiscal year 2006 to leverage our Australian market hold by offering radio news reports to our Australian network affiliates. On June 30, 2005, we entered into an agreement to provide radio news reports to all radio stations of Austereo effective July 1, 2005, the largest radio broadcaster operating in Australia. This agreement provides us with significant additional commercial airtime inventory. Moreover, we believe that consolidation in the radio industry may increase the demand for the radio news reports because radio station owners are likely to continue to increase their out-sourcing of various programming elements in order to minimize operating costs. We plan to focus on increasing the number of radio stations broadcasting radio news reports within our current Australian markets and add radio news reports to our Canadian operations as such operations expand. The addition of the radio news reports will allow us to provide a service to markets where traffic is not sufficiently important to merit a report, thereby increasing the size of the audience listening to our information reports. By increasing audience size, we believe that we will increase our advertising appeal and revenue potential.
     Expand our Provision of TV Reports. In connection with our core radio traffic reports business, we developed an infrastructure of video surveillance and broadcast equipment, including helicopters, airplanes and broadcast quality remote and omni-directional aircraft-mounted camera systems. Through agreements with various governmental agencies, we have access to over 1,500 static mounted traffic surveillance cameras in Australia. In 2003, we began to use this infrastructure to offer video coverage of traffic and breaking news stories to Channel Ten TV in Sydney. We began to expand TV reports in March 2005 and now provide service to 13 television stations in seven Australian markets. In October 2005, we began flying two additional helicopters as part of our expansion of TV reports. In some, but not all of our markets, we provide TV reports that include full service video coverage from camera crews in our aircraft that can cover news stories and traffic conditions at any time of, and on any day of, the year. In addition, our access to strategically located fixed-position ground-based camera systems offer network affiliates coverage of crucial traffic arteries and news stories and are capable of providing panoramic views of the cities in which such cameras are located. We intend to expand our TV reports to additional network affiliates in our Australian markets and to our Canadian markets. We have recently purchased a fourth helicopter to be deployed in our Australia operations.
     Continue to Strengthen Marketing, Sales and Inventory Management Operations. We have invested in, and continue to initiate and implement, new operating strategies and systems to increase revenues and net income in our operations. In order to increase the percentage of our commercial airtime inventory sold, we have: (i) increased our sales force and acquired extensive research and sales and marketing materials; (ii) hired additional sales managers to better manage the activities of our sales representatives and enhance our relations with network affiliates; and (iii) fully automated our commercial airtime inventory management system to improve inventory control and pricing.
Corporate Structure
     Our operations in Australia have been organized into marketing regions. A region generally has a Regional Sales Manager who oversees a sales staff charged with reaching sales budgets. The Regional Sales Manager also is responsible for direct selling of commercial airtime inventory to advertisers. A National Director of Sales who reports to our President has oversight responsibility for the Regional Sales Managers and maintains a selective listing of significant advertisers. By requiring the Regional Sales Managers and the National Director of Sales to maintain advertising clients in addition to their management responsibilities, we believe that our managers remain better apprised of advertising conditions.
     Each of our Australian markets is overseen by a Director of Operations who is responsible for all aspects of the day-to-day operations in a defined market or markets. Each Director of Operations is responsible for supervising all of the broadcasters, airborne reporters, producers, editors, and writers in such Director’s operation center(s). Moreover, the Director of Operations is responsible for maintaining day-to-day relations with network affiliates and pursuing relationships with unaffiliated stations. Australia Traffic Network employs a National Director of Operations who supervises the Directors of Operation and who reports to Australia Traffic Network’s President.
Radio and Television Industry
     Our growth in total radio revenues tends to be fairly stable and has generally grown at a faster rate than the Australian Gross National Product (“GNP”). According to PriceWaterhouseCoopers, Australian radio revenues have increased by approximately 5% for the year ended June 30, 2003, approximately 11% for the year ended June 30, 2004 and approximately 12% for the year ended June 30, 2005. Australian radio revenues increased approximately 2% for the year ended June 30, 2006 according to sources we believe to be reliable. Based on information from the CRTC, Canadian radio revenues have increased by approximately 5.7% on an annual basis for the five year period from broadcast fiscal year 2001 through broadcast fiscal year 2005, from approximately $0.95 billion in 2001 to approximately $1.19 billion in 2005. (United States dollar amounts are based on a recent exchange rate of 0.8908 United States dollars per Canadian dollar).
Competition
     We market our information reports to radio and television stations in Australia and radio stations in Canada, where we face various sources of competition in providing our information reporting services. We believe that single market operators and groups of stations (whether or not under common ownership) that prepare and deliver their own traffic and news reports comprise our primary competition. We also face competition in Canada from Skywords, Inc., a company that provides information reporting services in exchange for network-based advertising spots using a business model similar to ours. Consolidation in the radio and television markets may create additional opportunities and economies of scale for large radio and/or television groups to provide their own services, which would pose greater competition for us. In addition to providers of broadcast reports, there are also alternative means of compiling traffic information and delivering such information to the public. Certain governmental agencies, including some state and local departments of transportation, generate selected traffic flow data through strategically positioned cameras that monitor traffic flow, which could be used by our competitors and accessed by consumers. Most of these traffic systems and cameras, however, were built for purposes such as infrastructure planning, road operation and road safety, and were not designed to provide real-time traffic flow information to consumers and do not provide information reporting services in a manner that engages radio listeners and television viewers. As such, we do not believe such services are directly competitive with the information reporting services we provide. However, others may view these alternative sources of traffic data as competitors, and as demand for traffic information services and technologies increase, we expect that additional new competitors may enter the market in the future.
     We also face competition in the sale of our commercial airtime inventory. While we compete for advertising dollars with radio and television stations, including our network affiliates, we do not believe we compete directly with such stations because we position our advertisements within the framework of our information reports and provide our commercial airtime inventory to our advertisers on a Network basis. In addition to radio and television stations, we compete for advertising dollars with other media, including local print and other forms of communications media including newspapers, magazines, outdoor advertising, transit advertising, Internet advertising, direct response advertising, yellow page directories and point-of-sale advertising, among others.
     Our overall business is also subject to competition from existing or future entities that provide information reporting services in exchange for network-based advertising spots using a business model that is similar to ours. Such a competitor currently exists in Canada, operating primarily in Toronto but also operating in other Canadian markets in which we offer our services as well as those where we would like to commence operations.
Environmental Regulation
     We are not subject to environmental regulations that have a material effect upon our capital expenditures or otherwise.
Intellectual Property
     We do not have any registered trademarks, nor do we believe that it is important to the success of our business. We allow our network affiliates to take credit for all of the information reports that we provide.
Employees
     As a holding company, Global Traffic Network, Inc. currently employs four individuals. Australia Traffic Network currently employs approximately 49 full-time, 10 part-time and 15 contract persons. Of these employees, approximately 50 were engaged in broadcasting and operations; 16 in sales and marketing; and 8 in general and administrative activities. In addition, pursuant to our News Report Broadcasting Agreement with Austereo, we have access to approximately 47 of their news personnel. Canada Traffic Network currently employs approximately 31 individuals on a full-time basis and 6 on a part-time basis. Of these employees, approximately 27 were engaged in broadcasting and operations, 6 in sales and marketing and 4 general and administrative activities. None of our employees are covered by a collective bargaining arrangement. We consider our relationship, and our subsidiaries’ relationships, with employees to be good. We have never had a strike, work stoppage, or similar employee-related incident.

Properties
     We lease approximately 800 square feet of office space in New York City and operation centers, broadcast studios and marketing and administrative offices in Australia and Canada. We lease approximately 8,000 square feet in the aggregate in Australia and approximately 7,000 square feet in the aggregate in Canada, pursuant to the terms of various lease agreements. For the year ended June 30, 2006, we incurred approximately $400,000 in facilities rental expense.
Legal Matters
     We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.
Item 1A. Risk Factors
     Some of the statements made in this report are forward-looking statements that are forward-looking statements within the meaning of Sections 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based upon our current expectations and projections about future events. When used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.
     Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:
•	our inability to compete successfully with current or future competitors within our industry;

•	our inability to retain members of our executive management or other key employees;

•	the termination or impairment of our relationships with key network affiliates;

•	the termination or impairment of our advertiser relationships;

•	our inability to manage our growth effectively;

•	our inability to expand successfully into international markets;

•	potential adverse affects of fluctuations in foreign currency exchange rates and results of hedging transactions, if any;

•	our inability to obtain additional financing, if required; and

•	the occurrence of unforeseen litigation.
          Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described below.
Our past operating results may not be indicative of our future performance and we may be unable to continue operating successfully in Australia or to establish successful operations in Canada.
          Our wholly-owned subsidiary, The Australia Traffic Network Pty Limited, introduced its services in Australia in 1997. Through our wholly-owned subsidiary, Canada Traffic Network ULC, we began delivering radio traffic reports to radio stations in Canada in December 2005 and generating revenue from our Canadian operations in January 2006. Although certain members of management have experience with international markets, we have a limited history of providing our services in Australia and no prior history of providing our services outside of Australia. See “Risk Factors— We intend to expand into additional international markets and our inexperience in those markets increases the risk that our international expansion efforts will not be successful.” The success of any previous services in Australia may not be indicative of the results of our efforts to provide continued or additional services in Australia or to provide our services in Canada or in other markets. The successful operation of our services will require a certain level of continued capital expenditures and operating expenditures which we are committed to undertaking. There can be no assurance that we will be able to operate and expand our business as contemplated.
We have incurred operating losses in connection with the introduction of radio news reports in Australia and we may be unable to conduct our expanded operations profitably.
          We recently began providing radio news reports to certain network affiliate radio stations in Australia which resulted in operating losses of approximately $1.5 million for the year ended June 30, 2006. There can be no assurance that we will be able to generate sufficient revenue to offset the additional operating expenses associated with providing news information reporting services, which was approximately $3.6 million for the year ended June 30, 2006 and is, based on contracts already in place, expected to be higher in fiscal year 2007.

We have limited experience in delivering news information reporting services and in the television broadcast market which may hinder our ability to perform these services and expand into the television market successfully.
          Although providing radio news reports and TV reports is similar to providing radio traffic reports, we have limited experience in delivering news information reporting services and in the television broadcast market. Because our provision of radio news reports and TV reports is relatively untested, there is no assurance that these information reports will be accepted into the marketplace of radio and television stations. Additional radio and television stations may not subscribe to receive our radio news reports and TV reports and the stations currently subscribing for these services may not continue to subscribe after their existing contracts expire. If we are unable to expand our radio news and TV networks or retain the current subscribers of radio news reports and TV reports, we may not accumulate sufficient levels of commercial airtime inventory from these services to justify continuing to provide them. Even if we are able to expand our provision of radio news reports and TV reports and accumulate increasing amounts of commercial airtime inventory, we may not be able to generate sufficient revenue from the sale of commercial airtime inventory attributable to the these services to offset the up-front costs incurred in introducing them. In either case, we would continue to incur net losses, our financial condition may suffer and our stock price may decline.
We have incurred operating losses in connection with our expansion of operations into Canada and may be unable to operate profitably in Canada.
          In addition to our Australian business expansion, we are currently in the process of expanding operations to serve our Canadian markets. In connection with our expansion into Canada, we have incurred net losses of approximately $2.6 million for the year ended June 30, 2006 and $160,000 for the period from May 16, 2005 (inception) through June 30, 2005. We expect losses to continue for the foreseeable future as our expenses significantly increase in connection with commencing and developing our service offerings, building our infrastructure and developing our base of advertisers. Since we only began providing service to all of our affiliates and markets commencing on April 12, 2006, in the future our operating expenses, on an annual basis, will be significantly higher than they were for the year ended June 30, 2006. If our Canadian revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability. Although our provision of radio traffic reports in Australia has historically been profitable we may be unable to replicate such profitable operations in Canada or in any other country in which we may introduce operations, due to cultural differences, regulatory restrictions, economic instability, or otherwise. If we are unable to operate profitably in Canada, we may be forced to abandon Canadian operations without recovering the up-front costs incurred in our expansion efforts, in which case our financial condition will suffer and our stock price may decline.

Our financial success depends on our ability to compete successfully in obtaining contracts with radio and television stations and we may be unable to acquire or renew such contracts.
          The success of our business is largely dependent on our ability to maintain and acquire contracts with radio and television stations (“Affiliate Contracts”) in Australia, Canada and any other market into which we may expand our operations in the future. We face various sources of competition in providing our information reporting services. We believe that single market operators and groups of stations (whether or not under common ownership) that prepare and deliver their own traffic and news reports comprise our primary competition. Consolidation in the radio and television markets may create additional opportunities and economies of scale for large radio and/or television groups to provide their own services which would pose greater competition for us. In addition to providers of broadcast reports, there are also alternative means of compiling traffic information and delivering such information to the public. Certain governmental agencies, including some state and local departments of transportation, generate selected traffic flow data through strategically positioned cameras that monitor traffic flow, which could be used by our competitors and accessed by consumers. We may also face future competition from providers of information reporting services that utilize new technologies to which we may not have access, both for the gathering and delivery of information. Such new technologies may reduce the demand for our services or render our services obsolete. Our current and potential competitors may offer alternative types of information services and may have substantially greater financial, technical, marketing and other resources than we do. There can be no assurance that our business will not be adversely affected by current or increased competition for acquiring Affiliate Contracts and providing information services in the markets in which we operate.
          Due to the short term nature of our Affiliate Contracts, which generally range from one to three years, and because we deliver information reports to several of our network affiliates pursuant to unwritten arrangements or expired agreements that may be construed as cancelable at will, we are vulnerable at all times to competition from other providers of information reporting services and from stations that may elect to prepare and deliver their own information reports. In that regard, if we are unable to maintain a significant number of our network affiliates, either due to non-renewal of our Affiliate Contracts upon expiration or termination of unwritten arrangements with network affiliates, our inventory of commercial airtime inventory would decrease significantly, which in turn would likely lead to significant declines in revenues.
Our financial success depends on our ability to compete successfully in selling commercial airtime inventory to advertisers and we may be unable to sell such inventory.
          Our business success is dependent on our ability to sell our commercial airtime inventory received from our network affiliates in exchange for our information reporting services. Selling advertising is highly competitive. We compete for advertising dollars with radio and television stations, including our network affiliates, as well as with other media, including local print and other forms of communications media including newspapers, magazines, outdoor advertising, transit advertising, Internet advertising, direct response advertising, yellow page directories and point-of-sale advertising, among others. As a result of advertising competition, we experience and expect to continue to experience increased price competition, which could result in a decline in our revenue for radio and television advertising, adversely affecting the results of our operations and negatively impacting our profits and the price of our common stock.
          In addition, our overall business is subject to competition from existing or future entities that provide information reporting services in exchange for network-based advertising spots using a business model that is similar to ours. Such a competitor currently exists in Canada, Skywords Inc., operating primarily in Toronto but also operating in other Canadian markets in which we provide our services. In the face of such competition, whether in Australia, Canada or any other market in which we introduce our services, we may not be able to provide information reporting services that are superior to our competitors. Even if we provide superior services, the presence of a competing service provider may lead to confusion and provide advertisers with additional leverage in negotiating the sale terms of our commercial airtime inventory. Such effects of competition may adversely affect our advertising revenue and results of operations and negatively impact our profits and the price of our common stock.
Our ability to sell commercial advertising and generate revenue is subject to economic and industry fluctuations beyond our control.
          Because we generate substantially all of our revenues through the sale of commercial advertising, the success of our business is closely linked to the performance of the advertising industry. The advertising industry, in turn, tends to be affected by general economic conditions and is sensitive to the overall level of consumers’ disposable income within a given market. Although in each of the last five years industry-wide advertising revenues generated from Australian and Canadian markets have increased, we believe that a decline in general economic conditions within a market in which we operate could adversely affect advertising revenues generated from that market and, in turn, have an adverse effect on our profitability, operating results, financial conditions and the price of our stock.
Potential consolidation of radio and television stations in the markets in which we operate and will operate in the future may result in reduction of our negotiating leverage for affiliate contracts and, subsequently, may increase costs and risk of loss with respect to our Affiliate Contracts.
          The continued financial success of our business is largely dependent upon our ability to maintain Affiliate Contracts with radio and television stations in Australia, Canada and any other market into which we may expand our operations in the future. If radio and television stations in the markets in which we operate consolidate, a broadcaster may determine that it is in its best interest to produce a product similar to ours internally and terminate our Affiliate Contract, subsequently eliminating our supply of commercial airtime inventory from such broadcaster. In addition, consolidation in the industry will result in fewer station owners who may then be able to negotiate with increased leverage for affiliate contracts. Further, consolidation may result in a fewer number of Affiliate Contracts comprising a larger number of stations and constituting a greater percentage of our base of contracts. Subsequent to consolidation, losing one Affiliate Contract may have a much greater impact on our Company. Consolidation in the industry and its potential effects could result in a significant decline in our revenue or increase in our expenses.
The loss of Austereo Pty Ltd. as one of our network affiliates in Australia would significantly decrease the amount of our commercial airtime inventory, which could have an adverse effect on our results of operations and our stock price.
          Austereo Pty Ltd. (“Austereo”), one of our network affiliates, is the largest radio broadcaster in Australia and provides us with approximately 25% of the radio commercial airtime inventory we receive in exchange for radio traffic reports and radio news reports and other consideration. When sold to advertisers, this commercial airtime inventory accounts for a material amount of our Australian revenues. We have entered into an agreement with Austereo, effective July 1, 2006, pursuant to which we provide regularly-scheduled radio traffic reports to ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth through June 30, 2008. In addition, we have entered into an agreement with Austereo effective July 1, 2005 pursuant to which we are providing radio news reports to these same ten radio stations through June 30, 2008. If we are unable to retain Austereo as a network affiliate, the amount of our commercial airtime inventory would decrease significantly. As a result, we would likely experience corresponding decreases in revenues from commercial airtime inventory sales and profits from such sales.
The loss of Corus Entertainment, Inc. as one of our network affiliates in Canada would significantly decrease the amount of our commercial airtime inventory in Canada, which could have an adverse effect on our results of operations and our stock price.
          Corus Entertainment, Inc. (“Corus’), one of our Canadian network affiliates, is one of the largest radio broadcasters in Canada and comprises approximately 69% of our affiliate network stations in Canada. We have entered into a three year agreement governing our provision of radio traffic reports to these stations that commenced with respect to each station on the date we began providing services to such stations (which was between December 2005 and April 2006), however, either party can terminate the agreement after eighteen months by giving six months notice, effectively making the contract a two year agreement. If Corus were to cancel our agreement, and we were unable to replace their stations as network affiliates with comparable stations, the Company would have no network affiliates in several of its markets and would have a significantly reduced presence in terms of amount of commercial airtime inventory and audience delivery in the remaining markets. If this were to occur, it is likely that the Company would be perceived by investors as an “Australia only” company, and the Company’s stock price could decrease due to this perception.

Our business is subject to risks related to international operations.
          We conduct business globally and, as a result, face added expenses related to the engagement of legal, accounting and other experts in each country in which we currently operate or may operate in the future. In addition, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, regulatory, social, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns and natural disasters. We are also exposed to risks associated with changes in the laws and policies that govern foreign investments in countries where we have operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. Such changes in laws, regulations and conditions could result in a significant increase in our expenses for regulatory compliance or require us to alter our operations.
Our revenue may be adversely affected by fluctuations in currency exchange rates.
          Nearly all of our expenditures and revenue will be spent or derived outside of the United States. However, we report our financial condition and results of operations in United States dollars. As a result, fluctuations between the United States dollar and the currencies of the countries in which we operate will impact the amount of our revenues. For example, if the foreign currency of a country in which we derive revenue appreciates relative to the United States dollar, the fluctuation will result in a positive impact on the revenues that we report. However, if such foreign currency depreciates relative to the United States dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the foreign currency. Conversely, the impact of currency fluctuations may result in an increase in reported sales despite declining sales when reported in the foreign currency. Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. For example, the exchange rate from United States dollars to Australian dollars applicable to our income statement data for fiscal years 2006, 2005, 2004 and 2003 are 0.7473, 0.7539, 0.7140, and 0.5850, respectively. Though we have not hedged our exposure to foreign currency exchange rate changes, we may choose to hedge our exposure to foreign currency exchange rate changes in the future, but there is no guarantee such hedging, if undertaken, will be successful.
We intend to expand into additional international markets and our inexperience in those markets increases the risk that our international expansion efforts will not be successful.
          We began delivering radio traffic reports to certain Canadian network affiliates in December 2005. We also intend to explore future opportunities to expand our operations into additional international markets as opportunities present themselves and as our financial resources permit. Expansion into international markets requires significant management attention and financial resources, and our ability to provide radio traffic reports profitably in Australia may not be indicative of our results in Canada or in any other country in which we may attempt to expand. Certain members of our management have experience in operating a business similar to ours in Japan. In 1999, William L. Yde III, our Chairman, President and Chief Executive Officer, Dale C. Arfman, our Treasurer and Secretary and Robert L. Johander, one of our directors, founded Nihon (Japan) Traffic Network, a Japanese entity unrelated to us, which operated a traffic reporting service in the Japanese market (“Japan Traffic Network”). Japan Traffic Network invested significant funds in starting up its Japanese operations and experienced a net loss of approximately $8 million dollars from its inception in 1999 until January 2002, after which Japan Traffic Network ceased its operations. Kenneth A. Casseri, President of Canadian Traffic Network ULC, and Gary O. Benson, another one of our directors, were also involved in Japan Traffic Network’s operations. The risks and obstacles Japan Traffic Network faced in introducing operations in Japan are indicative of the types of risks and obstacles we will face generally if and when we expand into additional international markets, including:
•	Challenges caused by distance, language and cultural differences;

•	Increased labor costs as a result of the existence or prevalence of collective bargaining arrangements, prevailing compensation structures and other employment-related matters;

•	Legal, legislative and regulatory restrictions;

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	Economic instability and export restrictions;

•	Longer payment cycles in some countries;

•	Potentially adverse tax consequences;

•	Nationalization or seizure of private assets; and

•	Higher costs associated with doing business internationally.
     These risks and obstacles may prevent us from operating profitably in any international market into which we attempt to expand our operations. If we attempt to expand into additional international markets but are unable to do so successfully, such a failed attempt could have a material adverse effect on our financial condition and results of operations, negatively impact our business prospects, and the price of our stock could decline as a result.

If we fail to secure adequate financing in the future, our continued growth and financial performance will suffer.
          Our expansion into new Australian, Canadian and international markets and continued growth of our services will require significant additional capital resources. These future capital needs are difficult to predict. We may require additional capital in order to implement an expanded business model, to take advantage of opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Moreover, our day-to-day operations require the use of sophisticated equipment and technology. The maintenance and replacement of such equipment requires significant expenditures. While we believe that the net proceeds of our IPO and the availability of financing under our line of credit will be sufficient to fund our operations for the next 12 months and into the foreseeable future, we may need to seek additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. We currently have no equity financing arrangements in place to raise additional funds or commitments in place for additional debt financing and such equity or debt financing may not be available when needed or on terms acceptable to us. If we are unable to obtain additional funds, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects.
If we fail to manage our growth effectively by investing in the necessary infrastructure, the quality of our products and services may suffer, negatively impacting our affiliate contracts.
          We have experienced, and continue to experience, rapid expansion of our business and operations, which has placed, and will continue to place, significant demands on our management, operational, technical and financial infrastructure. Since March 2005, we have introduced radio news reports and expanded TV reports in Australia and commenced operations in seven Canadian markets. Continued growth will require continued investment in personnel, facilities, technology infrastructure, and financial and management systems and controls, especially if we expand our Canadian operations as currently contemplated. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our affiliate contracts and our relationships with network affiliates, potentially resulting in the termination of such contracts and the loss of commercial airtime inventory. Furthermore, this expansion could result in our expenses increasing faster than our revenue, causing our operating margins to be adversely affected.
If we fail to expand into new markets, we may be unable to increase our revenue and expand our profits in the future.
          Our continued growth and expansion is dependent, in part, on our ability to establish relations with radio and television stations in new markets world-wide by developing new operations or acquiring existing operations. Although we do not currently have specific plans in place for expansion into additional international markets, our long-term objectives include expansion into additional international markets. However, there can be no assurance that we will be able to identify and acquire operations or establish operations in new markets or that we will be able to finance such acquisitions or expansion in the future. There can be no assurance that we will be able to integrate successfully any acquired business or realize any operating efficiencies there from. Further, if we engage in any such strategic transaction, we may encounter unforeseen operating challenges and expenses that may require a significant amount of management time that otherwise would be devoted to running our operations, which may harm the quality of our services and products.
We may be liable for our traffic information which may expose us to significant unforeseen litigation expenses.
          Consumers’ reliance on our traffic information could result in claims against us based on negligence or other legal theories. Users of our traffic information could claim to have suffered injuries or losses as a result of relying on our traffic information. In particular, consumers could bring claims against us based on route-selection advice. We may incur costs to defend ourselves against even baseless claims and our financial condition could be materially adversely affected if we are found liable for traffic information that we make available. Although we maintain general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could result in substantial costs.
Aircraft operations involve risks that may not be covered by our insurance or may increase our operating costs.
          The operation of aircraft inherently involves a degree of risk. Hazards such as harsh weather, mechanical failures, pilot error, acts of terrorism, crashes, collisions and emergency safety landings are inherent to our business and may result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations, temporarily or indefinitely. These risks include injury to or death of personnel and damage to or loss of property. In addition, if one of our aircraft were to crash or be involved in an accident, we would be exposed to significant tort liability and substantial unforeseen expenses. Even when such hazards do not lead to injury, loss of life or damage to property and equipment, their occurrence can result in negative publicity regarding our company and our industry in the markets in which we operate. Harm to our public image may, in turn, adversely affect our ability to enter into new Affiliate Contracts or renew existing Affiliate Contracts, and to arrange for the sale of our commercial airtime inventory, any of which could negatively affect our results of operations.
          We attempt to protect ourselves against these losses and damage by carrying insurance, including general liability, aviation, workers’ compensation and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance for all types of losses, including business interruption. We cannot assure you that our existing coverage will be sufficient or that in the future we will be able to maintain our existing coverage or that the premiums will not increase substantially. In addition, future terrorist activity, accidents or other events could increase our insurance rates. The loss of our liability insurance coverage or inadequate coverage from our liability insurance could result in our exposure to substantial unforeseen expenses and subsequent reductions in our profit margins.
          In addition, we are subject to regulations and restrictions with regard to the operation of our aircraft. Violations of these regulations and restrictions could result in monetary penalties or the revocation of our air operating certificates. Although monetary penalties would have an impact on our results of operations if material in amount, the loss of our air operating certificates would result in temporary or permanent grounding of our aircraft, which would have a material adverse effect on our business operations and substantial loss of profits.
The loss of the services of our Chairman, Chief Executive Officer and President or other key employees, or the failure to attract additional key individuals, would materially adversely affect our business.
          Our financial success is dependent to a significant degree upon the efforts of our current executive officers and other key employees. We have entered into employment agreements with Messrs. Yde, Arfman and Cody. However, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment by Messrs. Yde, Arfman or Cody could have a material adverse effect on our business operations and negatively impact the price of our common stock. At present, we do not maintain key man life insurance policies for any of these individuals.
          Our success and viability is also dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially management positions and the on-air broadcasters who become recognizable personalities for the stations on which they deliver information reports. Although our affiliate contracts generally prohibit stations from soliciting our employees for hire, there is no assurance that we will be able retain our most recognizable on-air broadcasters. Our employee relations and related labor costs may be impacted by collective bargaining arrangements, prevailing compensation structures and other employment-related matters. If we are unable to retain these broadcasters or attract replacements for them, our network affiliates may become dissatisfied with our delivery of information reports potentially resulting in the cancellation of Affiliate Contracts, a subsequent reduction in commercial airtime inventory and the loss of advertising revenue.
Our broadcasts in Australia and Canada are subject to regulatory bodies whose rules and regulations may adversely affect our business.
          The ownership, operation and sale of radio and television stations in Australia and Canada are subject to the jurisdiction of the Australian Communications and Media Authority (the “ACMA”) and the Canadian Radio-television and Telecommunications Commission (the “CRTC”), respectively. Among other things, the ACMA and the CRTC adopt and implement regulations and policies that directly or indirectly affect the ownership, operations and sale of radio and television stations, and have the power to impose penalties for violations of their rules. In addition, such violations may be a breach of our network affiliates’ contracts. Such regulations may adversely affect our business. We expect to be subject to similar regulations in other geographic markets we enter.
We will be required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the Sarbanes-Oxley Act of 2002, which will increase our costs and divert management’s time and attention.
          We recently became a public reporting company and are in a continuing process of establishing controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. As a company with limited capital and human resources, we anticipate that more of management’s time and attention will be diverted from our business to ensure compliance with these regulatory requirements than would be the case with a company that has well established controls and procedures. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.
          In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal control over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our Annual Report on Form 10-K with the SEC. This would likely have an adverse affect on the trading price of our common stock and our ability to secure any necessary additional financing, and could result in the delisting of our common stock from The Nasdaq Stock Market. In such event, our common stock would not be eligible for quotation on the Over-the Counter Bulletin Board and, due to the lack of an active trading market, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.
Item 1B. Unresolved Staff Comments
          None.

Item 2. Properties
          We lease approximately 800 square feet of office space in New York, New York, and operation centers, broadcast studios and marketing and administrative offices in Australia and Canada. We lease approximately 8,000 square feet in the aggregate in Australia and approximately 7,000 square feet in the aggregate in Canada, pursuant to the terms of various lease agreements. For the year ended June 30, 2006, we incurred approximately $400,000 in facilities rental expense.
Item 3. Legal Proceedings
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     On September 15, 2006, there were approximately 538 beneficial holders of our common stock.
          Since March 24, 2006, the Company’s common stock has traded on NASDAQ Global Market under the stock symbol “GNET”. The following table sets forth the range of high and low last sales price on NASDAQ for the common stock for the calendar quarters indicated.

2006	High	Low
Quarter Ended March 31, 2006	$6.00	$5.20
Quarter Ended June 30, 2006	$6.28	$4.90
The last sales price for the Company’s common stock on September 22, 2006 was $4.35.
     Dividends
     Prior to the IPO, Australia Traffic Network, the Company’s current Australian subsidiary, was a separate entity controlled by the same shareholder base that controlled the Company. On March 23, 2006, the effective date of the IPO, and pursuant to a Securities Exchange Agreement dated December 13, 2005 among the Company, Australia Traffic Network and the holders of all of the outstanding ordinary shares of

Australia Traffic Network, the Company exchanged 4,000,000 shares of its common stock and issued an aggregate of $1.4 million in promissory notes to Australia Traffic Network shareholders for all of the outstanding ordinary shares of Australia Traffic Network, after which Australia Traffic Network became the Company’s wholly-owned subsidiary. Those promissory notes, which were intended to cover the estimated tax consequences to such shareholders of the share exchange, were paid in their entirety on March 29, 2006, the closing date of the IPO, out of the net proceeds from the IPO. William L. Yde III, the Company’s Chairman, Chief Executive Officer and President, and Dale C. Arfman, a member of the Company’s board of directors and its Treasurer and Secretary, as former shareholders of Australia Traffic Network, received payments $486,170 and $413,810, respectively, in connection with the repayment of promissory notes issued in the share exchange. Metro Networks Communication, Inc., a former shareholder of Australia Traffic Network that beneficially owns in excess of 10% of the Company’s common stock, received $253,679 in connection with the repayment of a promissory note issued in the share exchange.
     We do not expect to pay any additional cash dividends or make any other distributions in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing dividend restriction, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.
     Securities Authorized for Issuance under Equity Compensation Plans
     On September 30, 2005, the Company adopted the Global Traffic Network, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which is approved to grant up to an aggregate of 1,200,000 shares of common stock. The purpose of the 2005 Plan, which was approved by the Company’s stockholders on September 30, 2005, is to increase stockholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees (including officers), certain key consultants and directors of the Company.

     The following table sets forth certain information as of June 30, 2006 with respect to the 2005 Plan.

		Weighted-	Number of Securities
	Number of Securities	Average	Remaining Available
	to be Issued Upon	Exercise Price	for Future Issuance
	Exercise of	of Outstanding	Under Equity
Plan category	Outstanding Options	Options	Compensation Plans

Equity compensation plans approved by security holders:
2005 Stock Incentive Plan	325,000	$5.22	875,000

Total:	325,000	$5.22	875,000

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	—	—	—

     Use of Proceeds
     The SEC declared the Company’s registration statement filed on Form S—1 under the Securities Act (File No. 333—130417) effective on March 23, 2006, in connection with the IPO.
     Aggregate net proceeds from the sale of shares of common stock in the IPO, including shares sold pursuant to the underwriter’s over-allotment option, was approximately $19.1 million, after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2006, the Company had only spent from the net proceeds of the IPO the $1.4 million repayment of Share Exchange Notes described above and a nominal amount of working capital.
          During the quarter ended June 30, 2006, the Company used approximately $3.1 million of the proceeds from the IPO, including: approximately $0.9 million for capital expenditures, the majority of which was used to purchase a helicopter to support the Company’s Australian operations; approximately $0.7 million in connection with reducing the amount outstanding under the Company’s overdraft line of credit; and approximately $1.5 million for general working capital purposes, which includes funding the Company’s $1.2 million loss for the quarter. Except for employee salaries and director fees paid in the ordinary course, none of the IPO proceeds used during the quarter ended June 30, 2006 were directly or indirectly paid to any of the Company’s directors, officers, their respective associates, 10% shareholders or affiliates. As of June 30, 2006, the Company had remaining proceeds from the IPO of approximately $14.6 million.
Item 6. Selected Financial Data
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of June 30, 2006, June 30, 2005 and June 30, 2004 and for the fiscal years ended June 30, 2006, June 30, 2005, June 30, 2004 and June 30, 2003 have been derived from the audited consolidated financial statements of the Company. The selected financial data as of June 30, 2003 and June 30, 2002, and for the fiscal year ended June 30, 2002, has been derived from the unaudited consolidated financial statements of the Company.
     The selected financial data presented herein assumes that the share exchange had occurred as of July 1, 2003 such that ATN had been a wholly owned subsidiary of the Company for all periods presented. However, the balance sheet data as of June 30, 2005, 2004, 2003 and 2002 does not include the impact of the issuance of the promissory notes as part of the Securities Exchange Agreement. Any activity or balances prior to May 16, 2005 (the Company’s date of formation) pertain to ATN. Because GTN and ATN are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation.
In thousands except per share data

	2006	2005	2004	2003	2002
					(unaudited)
Income statement data for the year ended June 30:
Net revenues	$19,502	$15,380	$11,154	$5,709	$3,482
Operating expenses	15,309	8,708	7,871	2,369	1,580
Selling, general and administrative expenses	6,415	4,175	2,750	2,003	1,344
Depreciation and amortization	587	282	205	117	60
Operating (loss) income	(2,809)	2,215	328	1,220	498
Interest expense	319	99	93	23	93
Other (income) expense	(220)	(18)	29	17	69
Net (loss) income before taxes	(2,908)	2,134	206	1,180	336
Income tax expense	88	698	74	348	105
Net (loss) income	(2,996)	1,436	132	832	231
(Loss) income per common share:
Basic and diluted	$(0.31)	$0.17	$0.02	$0.10	$0.03
Cash dividends declared	233	—	—	182	—

In thousands
Balance sheet data at June 30:

	2006	2005	2004	2003	2002
				(unaudited)	(unaudited)
Cash and cash equivalents	$14,649	$51	$318	$649	$9
Total assets	24,288	6,616	3,848	3,373	1,529
Long-term obligations	1,508	1,911	1,044	808	573
Total liabilities	8,680	5,420	3,535	2,503	1,447
Stockholders’ equity	15,608	1,196	313	870	82
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
          We provide customized traffic and news reports to radio and television stations in Australia and began providing customized traffic reports to radio stations in Canada in December 2005. In exchange for providing these services and, in certain circumstances, additional cash consideration, television and radio stations provide us with commercial airtime inventory that we sell to advertisers. Our Australian operations are conducted by The Australia Traffic Network Pty Limited, an Australian proprietary company registered under the Corporations Act of Australia (“Australia Traffic Network”). Our Canadian operations are conducted by our wholly owned subsidiary, Global Traffic Canada, Inc. (“Global Canada”), a Delaware corporation that operates through its wholly owned subsidiary, Canadian Traffic Network ULC, an Alberta business corporation (“Canada Traffic Network”). Although we are a Delaware corporation with principal offices located in New York, NY, we do not provide nor do we intend to provide traffic or news reports to radio or television stations in the United States.
     On March 29, 2006, we consummated an initial public offering (the “IPO”) in which we sold 3,800,000 shares of our common stock at a price to the public of $5.00 per share. Prior to the IPO, Australia Traffic Network was a separate entity which was controlled by the same shareholder base that controlled us. Pursuant to a Securities Exchange Agreement dated December 13, 2005, immediately prior to the effective time of the IPO, we exchanged 4,000,000 shares of our common stock and issued an aggregate of $1.4 million in promissory notes to Australia Traffic Network shareholders for all of the outstanding ordinary shares of Australia Traffic Network (the “Share Exchange”), at which time Australia Traffic Network became our wholly-owned subsidiary. The promissory notes (the “Share Exchange Notes”), which were intended to cover the estimated tax consequences to such shareholders of the Share Exchange, were paid in their entirety on the closing date of the IPO out of the net proceeds from the IPO. On April 28, 2006, the underwriter for the IPO exercised its over-allotment option to acquire an additional 570,000 shares of the Company’s common stock for a purchase price of $4.65 per share (representing the IPO price to the public less underwriting discounts and commissions). On May 4, 2006, the purchase of these shares was completed.
     Global Traffic Network, Inc. is a holding company and conducts no operations. Unless we indicate otherwise, the discussions below regarding our financial condition and results of operations presents information on a consolidated basis which assumes that the Share Exchange had been completed prior to the periods discussed such that Australia Traffic Network and Global Canada were each wholly-owned subsidiaries of ours throughout such periods. In that regard, our consolidated balance sheet data as of June 30, 2006 and 2005 reflect the Share Exchange and discussions regarding our financial information reflect such information on a consolidated basis giving effect to the Share Exchange except that balance sheet information for periods prior to the Share Exchange do not reflect the issuance of the Share Exchange Notes. In each case, all inter-company transactions and balances have been eliminated.
The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three categories based on the content of the report and the medium in which it is delivered. Collectively, we refer to these reports as our “information reports.”
•	Radio traffic reports: Through our information-gathering infrastructure and the use of external traffic information services, we provide daily scheduled customized traffic reports to radio stations that contract to receive our services.

•	Radio news reports: We have recently commenced building upon our radio traffic reports platform to provide general news reports to radio stations that complement our customized traffic reports.

•	TV reports: In early 2005, we began providing regularly scheduled video traffic reports to television stations. In addition, because our aircraft are often already in the air covering traffic conditions, they are often first to arrive at the scene of a breaking news story. In a strategic effort to expand our reach into the television markets, we have been using this on-the-scene presence to compile video footage of such breaking news, which we provide to television stations that receive our regularly scheduled TV reports in those markets where we produce video.

          The radio stations that contract to receive our radio traffic reports and radio news reports become members of our “Radio Network.” Likewise, the television stations that contract to receive our TV reports become members of our “TV Network.” Collectively, we refer to the members of these Networks as our “network affiliates.” We offer all three categories of information reports to our network affiliates and advertisers in Australia, but currently only provide radio traffic reports to our network affiliates and advertisers in Canada. We intend to add radio news reports and TV reports to our Canadian operations as such operations expand.
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
          The substantial majority of our revenues have been generated from the sale of commercial airtime inventory received in exchange for our radio traffic reports in Australia, including approximately 86% of our fiscal year 2006 revenue in Australia and approximately 84% of our total fiscal year 2006 revenue. We currently generate limited revenue from commercial airtime inventory received in exchange for our radio news reports and TV reports in Australia. We expect to accumulate increasing amounts of commercial airtime inventory from our Australian operations as we continue to expand the provision of radio news reports and TV reports in Australia. We began accumulating commercial airtime inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Between December 2005 and April 2006 we commenced operations in our seven initial Canadian markets (Calgary, Toronto, Hamilton, Vancouver, Montreal, Winnipeg, and Edmonton) and as of April 2006 had commercial airtime inventory to sell in each of the markets. As commercial airtime inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial airtime inventory in the same manner as we have sold commercial airtime inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial airtime inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial airtime inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience delays in realizing revenues from the sale of commercial airtime inventory attributable to our provision of radio news reports and TV reports in Australia and our provision of radio traffic and TV reports in Canada.

     Our Expenses
          Our expenses are primarily comprised of three categories: operating expenses, selling expenses and general and administrative expenses. Operating expenses consists of all expenses related to the gathering, producing, and broadcasting of our information reports, including aviation costs and expenses, salaries and benefits for our on-air personalities who deliver the information reports and station compensation. Aviation costs relate to the costs of our airborne surveillance, an integral part of our information gathering, and consist both of payments to outside vendors to lease aircraft (currently six fixed wing aircraft in Australia, four fixed wing aircraft and five helicopters in Canada), as well as the operating costs (including fuel, maintenance, and insurance costs), associated with the operation of our fleet of owned aircraft, which currently includes four helicopters and one fixed wing aircraft in Australia and one helicopter in Canada. As our Canadian operations expand, we intend to replace our leased helicopters in Canada with owned helicopters and intend to purchase five additional helicopters. Until such time that we are able to purchase the number of helicopters necessary to support our operations, we intend to lease such helicopters. Currently, we have made a deposit on an additional helicopter for the Canadian market and expect to take delivery sometime in October 2006. This helicopter is intended to replace one of the five helicopters that are currently leased. Station compensation consists of the reimbursement of expenses incurred by the stations that would otherwise be incurred by us as part of providing services to the station and the purchase of commercial airtime inventory. Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial airtime inventory. General and administrative expenses consists of corporate overhead, including administrative salaries, real property lease payments and salaries and benefits for our corporate executive officers, insurance and legal and accounting fees. Expenses other than selling expenses are generally spread evenly over the applicable fiscal year.
          Although we incurred expenses in fiscal year 2005 related to our provision of TV and radio news reports in Australia and start-up costs for our Canadian operations, because our provision of radio traffic reports in Australia has comprised almost all of our historical operations, substantially all of our historical expenses through June 30, 2005 have been associated with the provision of such services and sales efforts related to the resulting commercial airtime inventory. Commencing in July 2005, however, we began incurring additional expenses attributable to the introduction of radio news reports and the continued expansion of the provision of TV reports in Australia, as well as start-up expenses related to our Canadian operations. As discussed below under “Liquidity and Capital Resources,” we expect that expenses related to expanding our provision of radio news reports and TV reports in Australia will continue and that expenses incurred related to the start-up and expansion of our Canadian operations will continue to be significant.

     Basis of Presentation
          We have derived substantially all of our income and revenue to date from our Australian operations and only recently began generating limited revenue from our Canadian operations in January 2006. However, the financial information contained in this Form 10-K, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian or Canadian dollars to United States dollars based on the average exchange rate for each quarterly period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates from United States dollars to Australian dollars and Canadian dollars applicable to our income statement data for each of the three month periods ended June 30, 2006, 2005 and 2004, September 30, 2005, 2004 and 2003, December 31, 2005, 2004 and 2003, and March 31, 2006, 2005 and 2004, and applicable to our balance sheet data as of June 30, 2006 and 2005 are set forth below:
Australia

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2006	0.7467	June 30, 2006	0.7423
Three month period ended March 31, 2006	0.7394
Three month period ended December 31, 2005	0.7437
Three month period ended September 30, 2005	0.7593
Three month period ended June 30, 2005	0.7691	June 30, 2005	0.7624
Three month period ended March 31, 2005	0.7781
Three month period ended December 31, 2004	0.7578
Three month period ended September 30, 2004	0.7099
Three month period ended June 30, 2004	0.7148
Three month period ended March 31, 2004	0.7656
Three month period ended December 31, 2003	0.7167
Three month period ended September 30, 2003	0.6589
Canada

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2006	0.8907	June 30, 2006	0.8958
Three month period ended March 31, 2006	0.8693
Three month period ended December 31, 2005	0.8521
Three month period ended September 30, 2005	0.8315

     Seasonality of Business
          We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.
Results of Operations
Year Ended June 30, 2006 Compared With Year Ended June 30, 2005
          During the year ended June 30, 2005 substantially all our expenses resulted from our provision of radio traffic reports to radio network affiliates in Australia and substantially all our revenues were derived from sales of commercial airtime inventory acquired by us in exchange for such radio traffic reports and, in some cases, cash consideration. Our operating results for the year ended June 30, 2006 reflect our provision of radio traffic reports, radio news reports and TV reports in Australia, the provision of radio traffic reports in Canada and corporate overhead.
          Revenue. Revenue increased from approximately $15.4 million in the year ended June 30, 2005 to approximately $19.5 million for the year ended June 30, 2006, an increase of approximately 26.6%. Approximately $3.1 million dollars of the increase pertains to our radio network in Australia. The increase in Australia radio network revenue was primarily driven by a 26% increase in available radio commercial airtime time inventory for the year ended June 30, 2006, leading to an increase of approximately 17% in the number of radio commercial airtime time spots sold in Australia. In addition, revenue from the sale of inventory related to our provision of TV reports in Australia during the year ended June 30, 2006 was approximately $0.5 million and revenue from our Canadian operations was approximately $0.5 million during that period, compared to no revenue from either source during the year ended June 30, 2005. Of the increase in overall commercial radio airtime inventory in Australia during the current year period, approximately 62% was due to our introduction of radio news reports, which commenced in July 2005, and approximately 38% represented inventory growth from the provision of radio traffic reports.
          Operating expenses. Operating expenses increased from approximately $8.7 million for the year ended June 30, 2005 to approximately $15.3 million for the year ended June 30, 2006, an increase of approximately 75.9%. Approximately $4.7 million of the increase pertains to our operations in Australia. Of that amount, approximately $1.0 million of the increase related to our existing traffic operations, approximately $0.2 million related to our expanded television operations and approximately $3.6 million related to our news operations, which commenced July 1, 2005. The increase in expenses related to our provision of radio traffic reports in Australia includes approximately $0.25 million in personnel expense associated mainly with the increased commercial airtime inventory, $0.25 million in additional aviation costs associated primarily with the two helicopters put in service during the period and $0.4 million in additional station compensation due mainly to cost of living escalators in existing contracts and increased costs upon renewal of certain contracts.
     Approximately $1.9 million of the increase in operating expenses during the year ended June 30, 2006 pertains to our operations in Canada, which commenced this fiscal year. We began broadcasting radio traffic reports in our seven current Canadian markets on the following dates:

Calgary	December 19, 2005
Toronto	January 16, 2006
Hamilton	January 30, 2006
Vancouver	February 13, 2006
Montreal	February 27, 2006
Winnipeg	March 2, 2006
Edmonton	April 12, 2006
We expect that operating expenses related to our Canadian operations will be greater in future years, as we did not operate in any of our seven markets throughout the entire twelve month period ended June 30, 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $4.2 million for the year ended June 30, 2005 to approximately $6.4 million for the year ended June 30, 2006, an increase of approximately 52.4%. Approximately $0.8 million and $0.8 million of the increase, respectively, pertained to our Canadian operations and corporate overhead costs of Global Traffic Network, Inc. While we incurred approximately $0.16 million of expenses in fiscal year 2005 attributable to Canada, Global Traffic Network, Inc. was not formed until May 16, 2005 and Canadian Traffic Network ULC was not formed until the current fiscal year (July 5, 2005). In addition, approximately $0.6 million of the increase related to our existing operations in Australia, with approximately $0.25 million and $0.45 million, respectively, representing increased administrative personnel costs and increased sales personnel costs (including benefits, commissions, bonuses and recruitment fees) driven by an increase in sales personnel hired to sell the increased amount of commercial airtime inventory and higher commissions on the increase in revenue. The increase also included approximately $0.06 million in bad debt expense and $0.05 million in legal and professional fees. These increases were partially offset by a $0.26 million decrease in management fees and bonuses, due to the termination of the management agreement with Wisconsin Information Systems, Inc. d/b/a Milwaukee Traffic Network (“MTN”), a

company controlled by two of our directors, on March 31, 2006. Expenses that were incurred under the management agreement, which included the majority of salaries paid to our Chief Executive Officer and Treasurer, are now incurred by the Company directly and are reflected in the increase in Global Traffic Network, Inc. expenses discussed above. Expense from the granting of employee and director stock options was approximately $0.05 million for the year ended June 30, 2006 and $0 for the year ended June 30, 2005. Sales expense as a percentage of revenue in Australia decreased from 15.7% for the year ended June 30, 2005 to 15.0% for the year ended June 30, 2006.
     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.3 million for the year ended June 30, 2005 to approximately $0.6 million for the year ended June 30, 2006. The increase is mainly due to our acquisition of three helicopters since June 30, 2005, two of which are used in our Australian operations and one of which is used in Canada. We have recently taken delivery of one additional helicopter in Australia, have put a deposit on a second helicopter for Canada and expect to purchase four additional helicopters for use in our Canadian operations. Consequently, we anticipate that depreciation and amortization will increase accordingly in future periods.
     Interest expense. Interest expense increased from approximately $0.1 million for the year ended June 30, 2005 to approximately $0.3 million for the year ended June 30, 2006. The increase was primarily due interest paid under the $2.0 million shareholder note of Canada Traffic Network, the loans associated with our purchase of two helicopters in Australia and increased balances on our overdraft line of credit facility.
     Income tax expense. Income tax expense decreased from approximately $0.7 million for the year ended June 30, 2005 to approximately $0.1 million for the year ended June 30, 2006. The decrease was primarily due to smaller profit before taxes from our Australian operations for the year ended June 30, 2006 compared to the comparable period. The effective tax rate in Australia was 34.8% for the year ended June 30, 2006 and 30.4% for the year ended June 30, 2005, compared to the statutory federal rate of 30.0%. The difference from the statutory rate for the year ended June 30, 2006 is primarily due to minor non-deductible expenses having disproportionate impact due to the small net profit for the period, along with a small allowance created for capital loss carry forwards that may not be utilized. There was no income tax expense or benefit for the United States or Canada as a valuation allowance has been created for 100% of these tax loss carry forwards.
     Net income (loss) Net income (loss) decreased from approximately $1.4 million of net income for the year ended June 30, 2005 to a net loss of approximately ($3.0) million for the year ended June 30, 2006. The net loss primarily pertained to losses from Canada Traffic Network of ($2.6) million and Global Traffic Network, Inc. corporate of ($0.6) million, neither of which existed for the majority of the prior period. Australia Traffic Network decreased from approximately $1.6 million of net income for the year ended June 30, 2005 to approximately $0.2 million for the year ended June 30, 2006, primarily due to the added costs associated with providing radio news reports being greater than the revenue increase in Australia, and to a lesser extent increases in costs in our traffic reporting services, expansion of TV services and selling, general and administrative costs.

          Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from United States dollars to Australian dollars for each of the applicable periods is set forth in the Executive Overview section of Management Discussion and Analysis of Financial Condition and Results of Operations under the heading “Basis of Presentation.” Changes in key operating statistics for our Canadian operations are not presented because our Canadian operations did not exist in the comparable period.

	Year	Year	Percentage
	Ended	Ended	Increase
Key operating statistic	June 30, 2006	June 30, 2005	(Decrease)
	(In thousands)	(In thousands)
Revenue	$25,447	$20,402	24.7%
Operating expenses	17,943	11,513	55.8%
Selling, general and administrative expenses	6,201	5,363	15.6%
Depreciation and amortization expense	711	374	90.1%
Interest expense	259	132	96.2%
Other (income)	(12)	(24)	(50.0%)
Income tax expense	122	925	(86.8%)
Net income	223	2,119	(89.5%)
     Fiscal Year Ended June 30, 2005 Compared to the Fiscal Year Ended June 30, 2004
          Revenue. Revenue increased from approximately $11.2 million in fiscal year 2004 to approximately $15.4 million in fiscal year 2005, an increase of approximately 37.5%. The increase in revenue generated during the comparable 2005 period was primarily due to an increase in the commercial airtime inventory sold as well as an increase in the average advertising spot rate for such inventory as compared with the comparable 2004 period.
          Operating expenses. Operating expenses increased from approximately $7.9 million in fiscal year 2004 to approximately $8.7 million in fiscal year 2005, an increase of approximately 10.1%. The increase was primarily due to an increase of approximately $1.1 million in station costs and approximately $0.1 million of costs associated with our expansion of TV reports, partially offset by a decrease of approximately $0.4 million in aviation costs.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $2.8 million in fiscal year 2004 to approximately $4.2 million in fiscal 2005, an increase of approximately 50.0%. The increase was primarily due to an increase of approximately $0.7 million in sales bonuses and commissions associated with increased sales, an executive bonus of approximately $0.2 million paid to MTN, a corporation owned by two of our executive officers and shareholders, pursuant to our management agreement with that entity and incurring approximately $0.2 million in audit and audit-related fees and expenses associated with our preparation for the IPO. The increase also reflects approximately $0.2 million of start-up costs incurred in connection with our Canadian operations, $0.1 million of additional rent expense associated with our new office in Sydney and $0.1 million in administrative personnel costs. Selling costs as a percentage of revenue increased from approximately 14.9% in fiscal year 2004 to approximately 15.7% in fiscal year 2005.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $0.2 million in fiscal year 2004 to approximately $0.3 million in fiscal year 2005. The increase was primarily due to a larger depreciable fixed asset base resulting primarily from our capital expenditures exceeding the previous period depreciation expense.
     Interest expense. Interest expense was approximately $0.1 million in fiscal years 2004 and 2005.
     Income tax expense. Income tax expense increased from approximately $0.1 million in fiscal year 2004 to approximately $0.7 million in fiscal year 2005. The increase was primarily due to higher net income before taxes, which is due to higher revenues partially offset by higher expenses as detailed above. Our effective tax rate decreased from 35.9% for fiscal year 2004 to 32.7% for fiscal year 2005, due primarily to nondeductible entertainment expenses being a much smaller percentage of net income in fiscal year 2005. The effective tax rate for fiscal year 2005 was increased by the nominal effective tax rates on Global Traffic Networks, Inc.’s losses due to a 100% valuation allowance being established for these tax loss carry forwards based on the uncertainty of when and if we will be able to be utilize them. The effective tax rates for The Australia Traffic Network for fiscal years 2005 and 2004 were 30.4% and 35.9%, respectively, compared to the 30.0% statutory federal rate in Australia.
     Net income. Net income increased from approximately $0.1 million in fiscal year 2004 to approximately $1.4 million in fiscal year 2005. The increase in net income resulted primarily from increased revenues generated from the sale of additional commercial airtime inventory made available by network affiliates acquired in fiscal year 2004 without a significant increase in the fixed operating expenses associated with the acquisition of such network affiliates.
     Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in our certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from United States dollars to Australian dollars applicable to fiscal years 2005 and 2004 were 0.7539 and 0.7140, respectively. Changes in key operating statistics for our Canadian operations are not presented because we had not yet formed Canadian Traffic Network ULC during the periods presented.

	Fiscal Year	Fiscal Year	Percentage
	Ended	Ended	Increase
Key operating statistic	June 30, 2005	June 30, 2004	(Decrease)
	(In thousands)	(In thousands)
Revenue	20,402	15,622	30.6%
Operating expenses	11,513	11,024	4.4%
Selling, general and administrative expenses	5,363	3,852	39.2%
Depreciation and amortization expense	374	287	30.3%
Interest expense	132	130	1.5%
Other (income) expense	(24)	41	(158.5)%
Income tax expense	925	104	789.4%
Net income	2,119	184	1,151.6%
Liquidity and Capital Resources
     At June 30, 2006 the Company’s primary source of liquidity was cash and cash equivalents of approximately $14.6 million. At June 30, 2006 the Company also had approximately $0.9 million available under its overdraft credit line. The overdraft credit line is denominated in Australian dollars and has been translated into US dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
     Operating activities. Cash used in operating activities was approximately $2.9 million for the year ended June 30, 2006, due mainly to the net loss for the period adjusted for non-cash expenses, reduced by approximately $0.6 million negative change in working capital. The majority of the net loss is (approximately ($2.6) million) attributable to our nascent operations in Canada, with a loss of approximately ($0.6) million attributable to the parent company (Global Traffic Network, Inc.) and a net profit of approximately $0.2 million from our Australia operations.
     Investing activities. Cash used in investing activities was approximately $2.0 million for the year ended June 30, 2006. The cash used for investing activities was primarily for capital expenditures, mainly helicopters purchased to support our Canadian and Australian operations and to a lesser extent, studio equipment and furniture for our new operation centers in Canada and the purchase of broadcast equipment for use in Australia. In addition to the helicopter currently on order, we plan to purchase four additional helicopters for our Canadian operations at an aggregate estimated cost of approximately $2.1 to $2.7 million.
     Financing activities. Cash provided by financing activities was approximately $19.5 million for the year ended June 30, 2006. Approximately $19.1 million came from the proceeds of the IPO (including exercise of the underwriters over-allotment), which is discussed below. In addition, $2.0 million was provided by a shareholder note, the purpose of which was to fund our initial foray into Canada, and approximately $0.7 million was provided by net borrowings under our overdraft line of credit. The primary financing uses were approximately $0.5 million in scheduled principal payments on long term debt and $1.4 million repayment of the Share Exchange Notes, which were issued to the shareholders of Australia Traffic Network as part of the consideration for the Share Exchange that took place on March 23, 2006 (immediately prior to the effective time of the IPO). In addition, Australia Traffic Network paid aggregate dividends of approximately $0.3 million to its shareholders during the year ended June 30, 2006, which represented an estimate of the shareholders’ United States tax liabilities. These dividends were paid prior to the Share Exchange and the IPO. From and after the Share Exchange and the IPO, the Company does not anticipate paying dividends for the foreseeable future. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Dividends.”
     On March 23, 2006, the SEC declared effective a registration statement of the Company that registered the offer and sale of up to 3,800,000 shares of the Company’s common stock, at $5.00 per share, in the Company’s IPO and an additional 570,000 shares of the Company’s common stock eligible for sale if the underwriter for the IPO exercised its over-allotment option. The Company’s common stock was approved for trading on the Nasdaq National Market System and began trading on March 24, 2006. The initial closing of the IPO, at which the Company sold 3,800,000 shares of common stock, occurred on March 29, 2006, with the Company receiving proceeds of approximately $16.5 million, net of estimated offering expenses and underwriting discounts and commissions. On April 28, 2006, the underwriter for the IPO exercised its over-allotment option to acquire an additional 570,000 shares of the Company’s common stock for a purchase price of $4.65 per share (representing the IPO price to the public less underwriting discounts and commissions). On May 4, 2006, the purchase of these shares was completed, resulting in additional net proceeds to the Company of approximately $2.6 million after deducting offering expenses. The aggregate net proceeds of the IPO, inclusive of amounts obtained in connection with the over-allotment exercise, were approximately $19.1 million, after deducting underwriting discounts and commissions and offering expenses. The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by the Company.
     On November 9, 2005, Canada Traffic Network, our indirect wholly-owned subsidiary, entered into a Senior Note Purchase Agreement (the “Loan Agreement”) with Metro Inc., a Maryland corporation, which holds approximately 12% of our common stock. Pursuant to the Loan Agreement, Canada Traffic Network borrowed $2 million pursuant to a promissory note. The note accrues interest at an annual rate of 10% and matures and is payable in full on March 29, 2007, the first anniversary of the closing of the IPO. The Loan Agreement contains typical loan terms regarding the provision of financial information to Metro Inc. on a scheduled basis, approval by Metro Inc. of business activities out of the ordinary course of business, Canada Traffic Network’s agreement not to make material changes in its business or to operate out of its ordinary course of business and Canada Traffic Network’s agreement to refrain from incurring indebtedness, excepting certain permitted indebtedness. Additionally, Canada Traffic Network agreed not to compete with Metro Inc. in the United States while the note was outstanding. Canada Traffic Network granted a security interest to Metro Inc. in all of its assets, except for future-acquired helicopters financed by unrelated third-parties, as security for the loan. Global Traffic Network, Inc., Global Canada and Australia Traffic Network guaranteed Canada Traffic Network’s obligations under the Loan Agreement. On September 7, 2006, the note was repaid in full. In addition, Canada Traffic Network entered into a three-year agreement with Metro LP whereby Metro LP serves as our non-exclusive sales representative for sales of commercial airtime inventory to advertisers located in the United States and we similarly serve as Metro LP’s non-exclusive sales representative for sales to advertisers located in Canada. The agreement also prohibits us from competing with Metro LP in the United States during the term of the agreement. Canada Traffic Network additionally entered into a Traffic Data Agreement with Metro LP whereby Canada Traffic Network agreed to provide traffic data to Metro LP on a non-exclusive basis. The proceeds of the loan were used to partially fund the Company’s commencing operations in Canada prior to the IPO.
     Through Australia Traffic Network, we have in place $1.5 million bank overdraft line of credit facility with a review date of May 12, 2007. Interest on amounts outstanding under the facility is variable at the ANZ Mortgage Index rate plus .83% (8.75% at June 30, 2006) and is secured by all assets of Australia Traffic Network. The facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. As a part of the latest extension, the lender waived compliance with certain covenants for the year ended June 30, 2006. At June 30, 2006, the balance of the bank overdraft was $0.6 million and $0.9 million was available to us. The facility is denominated in Australian dollars ($2.0 million Australian dollars) and the dollar amounts above have been translated into United States dollars.
     We used the bank overdraft line of credit to finance the purchase of two additional helicopters in April 2005. In September 2005, we refinanced these helicopters under bank term loans in the original principal amount of $1.4 million. The outstanding principal amount of these term loans accrue interest at a fixed annual rate of 6.97%, and we are required to make monthly principal and interest payments under the loans of approximately $27,000. The loans, which mature on September 6, 2010, are secured by the two helicopters. As of June 30, 2006, the outstanding principal amount of these loans was approximately $1.1 million.
     In November 2003, we financed the purchase of a helicopter under a bank term loan in the original principal amount of approximately $0.5 million. The outstanding principal amount of this term loan accrues interest at a fixed annual rate of 8.43%, and we are required to make monthly principal and interest payments under the loan of approximately $12,000. The loan, which matures on November 6, 2008, is secured by the helicopter. As of June 30, 2006, the outstanding principal amount of this loan was approximately $0.3 million.
     We have two financing leases in place under which we have financed the purchase of automobiles. The financing leases accrue interest at 7.67% and 6.99% per year, respectively, and we are required to make monthly principal and interest payments of approximately $2,000 under each of these financing leases. The financing leasing leases mature on August 25, 2010 and April 16, 2008, respectively. As of June 30, 2006, the outstanding principal amount of these loans was approximately $0.1 million.
     Income Taxes. Prior to the consummation of the Share Exchange, Australia Traffic Network operated as an Australian corporation and paid federal income taxes in Australia. The United States shareholders of Australia Traffic Network recorded their share of Australia Traffic Network’s income on their personal income tax returns and received deduction on their United States federal income tax returns for the Australian taxes paid. Because Australian income taxes are generally lower than United States income taxes, a tax liability was passed on to each United States shareholder. Australia Traffic Network’s then existing shareholders became liable for the tax triggered by the Share Exchange. Prior to the effective time of the IPO, we issued the Share Exchange Notes, in an aggregate amount of $1.4 million, to the Australia Traffic Network shareholders. The Share Exchange Notes were intended to cover the estimated tax consequences to such shareholders of the Share Exchange. Upon the closing of the IPO, we repaid the Share Exchange Notes in full.
     We operate as a United States corporation with wholly-owned direct and indirect operating subsidiaries in both Australia and Canada. We will pay income taxes in those countries as well as in the United States. The current federal statutory tax rate is 30% in Australia while the estimated effective combined federal and provincial tax rate is approximately 35% in Canada, and the estimated federal and state tax rate in the United States is approximately 34%.
Contractual Commitments
     The table below sets forth our contractual obligations as of June 30, 2006:

	Payments due by period
		Less
		than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-Term Debt Obligations including shareholder note	3,843	2,557	913	373	—
Interest on Long-Term Debt Obligations	392	265	110	17	—
Operating Lease Obligations	1,984	463	509	488	524
Station Obligations	12,850	6,312	6,538	—	—

Total	$19,069	$9,597	$8,070	$878	$524
Related Party Transactions
Australia Traffic Network was a party to a management agreement with Wisconsin Information Systems, Inc., an Ohio Corporation doing business as Milwaukee Traffic Network (“MTN”) that is owned by certain shareholders of the Company. Australia Traffic Network historically compensated MTN with an annual fee as determined by the board of directors. Additionally, the management agreement provided MTN the opportunity to earn an incentive bonus if Australia Traffic Network exceeds pre-

determined targeted cash flows approved by the board of directors of Australia Traffic Network, the majority of whom were shareholders of MTN. For the fiscal years ended June 30, 2006, 2005 and 2004, Australia Traffic Network paid MTN $337,000, $597,000 and $443,000 pursuant to this management agreement. The management agreement was terminated on March 31, 2006.
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the period from May 16, 2005 (inception) to June 30, 2005, the Company paid these stockholders $33,000. For the year ended June 30, 2006, the Company paid these stockholders and their relatives $466,000. The majority of these payments were for services rendered as employees of the Company.
     In addition to the services described above, on November 9, 2005, Canada Traffic Network entered a mutual sales representation agreement with a stockholder under which both parties agree to market the others commercial spot inventory in their respective markets. For the year ended June 30, 2006, Canada Traffic Network recognized net revenues of $44,000 and incurred $1,000 of expense due to bad debt.
     On November 9, 2005, Canada Traffic Network entered into a $2 million note purchase agreement with a stockholder. The note bears interest at 10% and is payable quarterly. The note is due on March 29, 2007 (the first anniversary of the closing date of the IPO). The note is secured by substantially all the assets of Canada Traffic Network (subject to certain conditions) and is guaranteed by Global Traffic Network, Inc., Global Canada and Australia Traffic Network. Canada Traffic Network repaid the note in full on September 7, 2006.
     For the year ended June 30, 2006 the Company incurred interest expense of $126,000 under the Canada Traffic Network shareholder note payable.
     Australia Traffic Network issued notes payable to shareholders in order to fund the start of its operations and later to fund its cash needs. These notes were issued between 1998 and 2004. Each note bears interest at 5% and the interest is due upon maturity of the notes as stipulated in the note payable agreements. For the years ended June 30, 2006, 2005 and 2004, Australia Traffic Network incurred interest expense of $1,000, $4,000 and $10,000, respectively under shareholder notes payable.
     The balance of notes payable in respect of directors at June 30, 2006 and 2005 was $0 and $0, respectively. The interest expense in respect of notes held by directors during the years ended June 30, 2006, 2005 and 2004 was $0, $3,000 and $5,000, respectively.
     During September 2005, Australia Traffic Network repaid all outstanding shareholder notes payable and the related interest in full.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate these estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:
     Revenue Recognition: Revenue is earned and recognized at the time commercial advertisements are broadcast. Payments received in advance or amounts invoiced in advance are deferred until earned and such amounts are included as a component of deferred revenue in the accompanying balance sheets. All revenue pertains to cash sales and the company recognized no revenue related to the bartering of goods and services. The Company determines that commercial advertisements are broadcast based on the announcers’ written verification on the broadcast log. The broadcast log is a schedule of station, time and advertiser for each report that an announcer broadcasts. The broadcast logs are generated by the Company’s scheduling department through its automated scheduling system, based on advertising sales orders and the stations scheduled report times.
     Cash and cash equivalents: We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
     Accounts Receivable: Accounts receivable are recorded at the invoice amount and are not interest bearing. We perform credit evaluations of our new advertisers and generally require no collateral. We provide for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been minimal or nonexistent. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. Management has established an allowance for doubtful accounts of $11,000 and $0 for the years ended June 30, 2006 and 2005, respectively.
     Income taxes: We have adopted the Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the statement of operations in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. Currently, 100% of the United States and Canada tax loss carry forwards generated by us are allowed for since it is unclear whether the Company will ever have United States income to utilize the tax loss carry forwards and it is not yet reasonably certain that Canada will be profitable in the future to utilize the Canadian tax loss carry forwards.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB), issued statement No. 123R “Share-Based Payment” (SFAS 123(R)), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements as compensation expense determined by their fair values. SFAS 123(R) became effective for us on January 1, 2006, our third fiscal quarter of fiscal 2006. For the year ended June 30, 2006 we recognized approximately $53,000 of expense and as of June 30, 2006, the fair value of all stock options issued (including the amount already recognized as expense) was approximately $0.7 million.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percent decrease in the interest rates we earn on these balances would reduce interest income approximately $0.15 million on an annual basis based on the balances at June 30, 2006. We have no derivative financial instruments in our cash and cash equivalents. Our total outstanding long-term debt as June 30, 2006 was approximately $1.8 million. Of the outstanding long-term debt, only approximately $0.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. In addition, we had approximately $0.6 million outstanding under our bank overdraft line of credit that bears interest at a variable rate. In addition, we have a $2 million promissory shareholder note. The note matures and is payable in full on the first anniversary of the closing of the IPO (March 29, 2007) and accrues interest at an annual rate of 10%. The note was repaid in full on September 7, 2006. We do not see the variable interest rate long-term debt as a significant interest rate risk. Assuming our level of borrowings (including the bank overdraft line of credit) as of

June 30, 2006, a one percentage point increase in interest rates under these borrowings would have increased our interest expense approximately $10,000 annually.
Foreign Currency Exchange Risk
     We have significant foreign subsidiaries located in Australia and Canada. The assets and liabilities of these subsidiaries are denominated in Australian and Canadian dollars, respectively, and as such are translated into United States dollars. Income statement amounts are translated from Australian or Canadian dollars to United States dollars based on the average exchange rate for each quarterly period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. We do not currently hedge for currency fluctuations with our foreign subsidiaries.
Accounts receivable
     The Company’s receivables do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Item 8. Financial Statements and Supplementary Data
          The consolidated financial statements and the related notes were prepared by and are the responsibility of management. The financial statements and related notes were prepared in conformity with generally accepted accounting principles and include amounts based on management’s best estimates and judgments. All financial information in this annual report is consistent with the consolidated financial statements.
          The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management’s authorization and properly recorded, and that the accounting records may be relied on for the preparation of the consolidated financial statements and other financial information. The design, monitoring, and revision of internal accounting control systems involve, among other things, management’s judgment with regard to the relative cost and expected benefit of specific control measures.
          The consolidated financial statements and the related notes thereto of the Company are indexed on page F-1 through F-19 and are incorporated by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
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
Item 9B. Other Information
          None.
Part III
Item 10. Directors and Executive Officers of the Registrant
          This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.
Item 11. Executive Compensation
          This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.
Item 13. Certain Relationships and Related Transactions
     This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.
Item 14. Principal Accountant Fees and Services
     This information is incorporated by reference to the Company’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company’s fiscal year.

Part IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2006 and 2005
Consolidated Statements of Income for the years ended June 30, 2006, 2005 and 2004
Consolidated Statements of Shareholders Equity for the period May 16, 2005 (inception) to June 30, 2005 and the year ended June 30, 2006
Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Not Applicable
Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation of Global Traffic Network, Inc.**

3.2	Bylaws of Global Traffic Network, Inc.**

4.1	Form of Specimen Stock Certificate.**

10.1	Global Traffic Network, Inc. 2005 Stock Incentive Plan.**

10.2	Senior Note Purchase Agreement dated November 9, 2005 by and between Canadian Traffic Network ULC and Metro Networks Communications, Inc.**

10.3	Senior Secured Note dated November 9, 2005 by Canadian Traffic Network ULC in favor of Metro Networks Communications, Inc.**

10.4	Security Agreement dated November 9, 2005 by and between Canadian Traffic Network ULC and Metro Networks Communications, Inc.**

10.5	Guaranty Agreement dated November 9, 2005 by and among Global Traffic Network, Inc., Global Traffic Canada, Inc., The Australia Traffic Network Pty Limited and Metro Networks Communications, Inc.**

10.6	Mutual Sales Representation Agreement dated November 9, 2005 by and between Metro Networks Communications, Limited Partnership and Canadian Traffic Network ULC.**

Exhibit No.	Description
10.7	Traffic Data Agreement dated November 9, 2005 by and between Metro Networks Communications, Limited Partnership and Canadian Traffic Network ULC.**

10.8	Aircraft Traffic Report Supply Agreement dated October 21, 2005 by and between Canadian Traffic Network ULC and Corus Entertainment Inc.†**

10.9	Traffic Report Supply Agreement commencing July 1, 2006 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited.†**

10.10	News Report Broadcasting Agreement dated July 1, 2005 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited.†**

10.11	Securities Exchange Agreement dated December 13, 2005 by and among Global Traffic Network, Inc., The Australia Traffic Network Pty Limited, William L. Yde III, Dale C. Arfman, Thomas M. Gilligan, Donald R. Bussell, Questcom Media Brokerage, Inc. and Metro Networks Communications, Inc.**

10.12	Employment Agreement dated November 18, 2005 by and between Global Traffic Network, Inc. and William L. Yde III.**

10.13	Employment Agreement dated November 18, 2005 by and between Global Traffic Network, Inc. and Dale C. Arfman.**

10.14	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Employee Non-Qualified).**

10.15	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Director).**

10.16	Employment Agreement dated February 14, 2006 by and between Global Traffic Network, Inc. and Scott E. Cody.**

10.17	Management Agreement dated August 1, 2002 by and between The Australia Traffic Network Pty Limited and Wisconsin Information Systems dba Milwaukee Traffic Network.**

21.1	Subsidiaries of Global Traffic Network, Inc.**

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to the corresponding exhibit to the Form S-l registration statement of the registrant (File No. 333-130417).

†	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.

Date: September 27, 2006	By:	/S/ Scott E. Cody

Scott E. Cody
Chief Financial Officer and
Chief Operating Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ William L. Yde III	Chairman of Board of Directors,	September 27, 2006
William L. Yde III	President and Chief Executive
Officer (Principal Executive Officer)

/S/ Scott E. Cody	Chief Financial Officer and	September 27, 2006
Scott E. Cody	Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)

/S/ Robert L. Johander	Vice Chairman of the Board	September 27, 2006
Robert L. Johander	of Directors

/S/ Dale C. Arfman	Director	September 27, 2006
Dale C. Arfman

/S/ Gary O. Benson	Director	September 27, 2006
Gary O. Benson

/S/ Shane E. Coppola	Director	September 27, 2006
Shane E. Coppola

Global Traffic Network, Inc.
Index to Consolidated Financial Statements
And Financial Statement Schedule
1. Consolidated Financial Statements
2. Financial Statement Schedules:
All schedules have been omitted because they are not applicable, the required information is immaterial, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Traffic Network, Inc.
We have audited the accompanying consolidated balance sheets of Global Traffic Network, Inc. as of June 30, 2005 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended June 30, 2004, 2005 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Traffic Network, Inc. at June 30, 2005 and 2006 and the results of its operations and its cash flows for the years ended June 30, 2004, 2005 and 2006 in conformity with accounting principles generally accepted in the United States of America.
BDO
Sydney, NSW, Australia
September 28, 2006

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	June 30,
	2006	2005
ASSETS:
Current Assets:
Cash and cash equivalents	$14,649	$51
Accounts receivable net of allowance for doubtful accounts of $11 and $0 at June 30, 2006 and June 30, 2005	4,715	3,391
Prepaids and other current assets	350	54
Taxes receivable	26	—
Deferred tax assets	134	112

Total current assets	19,874	3,608
Property and equipment, net	4,188	2,724
Intangibles	29	21
Deferred offering costs	—	83
Deferred tax assets	87	73
Other assets	110	107

Total assets	$24,288	$6,616

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Bank overdraft line of credit	$611	$184
Accounts payable and accrued expenses	3,872	2,510
Deferred revenue	—	111
Income taxes payable	132	383
Due to related parties	—	4
Current portion of long term debt	557	295
Current portion of shareholder notes payable	2,000	22

Total current liabilities	7,172	3,509
Bank overdraft line of credit	—	1,097
Long term debt, less current portion	1,286	639
Other liabilities	222	175

Total liabilities	8,680	5,420
Common stock, $.001 par value; 100,000,000 shares authorized; 12,870,000 shares issued and outstanding as of June 30, 2006 and 8,500,000 shares issued and outstanding as of June 30, 2005	13	4
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of June 30, 2006 and 2005	—	—
Additional paid in capital	18,169	531
Accumulated other comprehensive income	314	320
(Accumulated deficit) retained earnings	(2,888)	341

Total shareholders’ equity	15,608	1,196

Total liabilities and shareholders’ equity	$24,288	$6,616

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Year Ended June 30,
	2006	2005	2004
Revenues	$19,502	$15,380	$11,154

Operating expenses	15,309	8,708	7,871
Selling, general and administrative expenses	6,415	4,175	2,750
Depreciation and amortization expense	587	282	205

Net operating (loss) income	(2,809)	2,215	328
Interest expense	319	99	93
Other (income) expense	(220)	(18)	29

Net (loss) income before income taxes	(2,908)	2,134	206
Income tax expense	88	698	74

Net (loss) income	$(2,996)	$1,436	$132

(Loss) income per common share:
Basic and diluted	$(0.31)	$0.17	$0.02
Weighted average common shares outstanding:

Basic and diluted	9,621,260	8,500,000	8,500,000
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2006, 2005 and 2004
(Amounts in thousands except share amounts)

				Retained	Accumulated
	Common Stock		Additional	Earnings	Other	Total
			Paid In	(Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Income (Loss)	Total
Balance, June 30, 2003	4,022,891	$94	$531	$21	$224		$870
Net income	—	—	—	132	—	132	132
Shares repurchased and retired	(13,029)	(51)	—	(693)	—	—	(744)
Foreign currency translation adjustment	—	—	—	—	55	55	55

Comprehensive net income	—	—	—	—	—	187

Balance, June 30, 2004	4,009,862	43	531	(540)	279		313

Shares repurchased and retired	(9,862)	(39)	—	(555)	—	—	(594)
Shares issued	4,500,000	—	—	—	—	—	—
Net income	—	—	—	1,436	—	1,436	1,436
Foreign currency translation adjustment	—	—	—	—	41	41	41

Comprehensive net income	—	—	—	—	—	1,477	—

Balance, June 30, 2005	8,500,000	4	531	341	320		1,196

Share subscriptions received	—	4	—	—	—	—	4
Issuance of shareholder notes payable	—	—	(1,400)	—	—	—	(1,400)
Initial public offering of stock	4,370,000	5	18,985	—	—	—	18,990
Dividends	—	—	—	(233)	—	—	(233)
Stock option compensation	—	—	53	—	—	—	53
Net loss	—	—	—	(2,996)	—	(2,996)	(2,996)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)	(6)

Comprehensive net loss	—	—	—	—	—	$(3,002)	—

Balance, June 30, 2006	12,870,000	$13	$18,169	$(2,888)	$314		$15,608

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended June 30,
	2006	2005	2004
Cash flows from operating activities:

Net (loss) income	$(2,996)	$1,436	$132
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	587	282	205
Allowance for doubtful accounts	11	—	—
Non-cash compensation expense	53	—	—
Changes in assets and liabilities:
Accounts receivable	(1,335)	(1,230)	(950)
Deferred taxes, net	(36)	(90)	(51)
Prepaid and other current assets and other assets	(276)	(5)	186
Accounts payable and accrued expenses and other liabilities	1,451	1,000	799
Deferred revenue	(111)	3	8
Income taxes payable	(277)	379	(320)

Net cash (used in) provided by operating activities	(2,929)	1,775	9

Cash flows from investing activities:
Purchase of property and equipment	(1,988)	(534)	(193)
Intangibles	(8)	(7)	—

Net cash used in investing activities	(1,996)	(541)	(193)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	—	577
Repayment of long term debt	(549)	(181)	(234)
Net proceeds (repayments) of bank overdraft line of credit	702	(440)	349
Repayment of shareholder notes payable	(22)	(208)	(107)
Borrowings from shareholders	2,000	—	—
Dividends paid	(275)	(44)	(39)
Repayment of shareholder promissory notes	(1,400)	—	—
Deferred offering costs	—	(83)	—
Proceeds from issuance of stock	4	—	—
Proceeds from initial public offering of stock, net	19,073	—	—
Due (from) to related parties, net	(4)	8	(4)
Shares repurchased and retired	—	(594)	(744)

Net cash provided by (used in) financing activities	19,529	(1,542)	(202)
Effect of exchange rate changes on cash and cash equivalents	(6)	41	55

Net increase (decrease) in cash and cash equivalents	14,598	(267)	(331)
Cash and cash equivalents at beginning of fiscal year	51	318	649

Cash and cash equivalents at end of fiscal year	$14,649	$51	$318

Supplemental disclosures of cash flow information:
Cash paid during fiscal year for:
Interest	$274	$129	$143

Income taxes	$396	$409	$479

Non-cash financing and investing activities:
Property acquired under long-term debt	$63	$1,372	$—

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (the “Company”) is a Delaware corporation that was formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network, ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of the Company’s formation, ATN was a separate entity controlled by the same shareholders as the Company. On December 13, 2005, the Company entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which the Company exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of the Company’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of the Company.
NOTE 2 — Basis of Presentation
          The financial statements presented herein assume that the share exchange had occurred as of July 1, 2003 such that ATN had been a wholly owned subsidiary of the Company for all periods presented. However, the balance sheet as of June 30, 2005 and the statements of changes in equity for the years ended June 30, 2005 and 2004 do not include the impact of the issuance of the promissory notes as part of the Securities Exchange Agreement. Any activity or balances prior to May 16, 2005 (the Company’s date of formation) pertain to ATN. Because GTN and ATN are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation.
     The consolidated financial statements consist of the Company and its two wholly-owned subsidiaries, ATN and Global Traffic Canada, Inc. (“GTC”). As of July 5, 2005 the consolidated financial statements consist of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. GTC is a holding company and had no assets or liabilities at June 30, 2006 or 2005.
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
     Contractual station commitments are as follows:

	June 30,	June 30,
	2006	2005
Year 1	$6,312	$8,859

Year 2	5,655	3,611

Year 3	883	3,477

Year 4	—	—

Year 5	—	—

Thereafter	—	—
     In September 2006, ATN entered into a two year agreement effective July 1, 2006 to provide traffic reporting services (See note 3(o)). This agreement replaced the agreement that expired June 30, 2006. The contractual commitments adjusted for the impact of this contract are as follows:

June 30,
2006
Year 1	$10,712

Year 2	10,055

Year 3	883

Year 4	—

Year 5	—

Thereafter	—
e) Cash and cash equivalents
     The company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

f) Accounts Receivable
     Accounts receivable are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $11 and $0 has been established for the years ended June 30, 2006 and 2005.
Allowance for Doubtful Accounts

		Additions	Deductions
Balance at
	beginning of			Balance at end of
	period	Expense	Write-offs	period
Year ended June 30, 2006	$—	$63	$(52)	$11
Year ended June 30, 2005	$—	$—	$—	$—
Year ended June 30, 2004	$—	$—	$—	$—
g) Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Recording, broadcasting and studio equipment	5 years

Furniture, and equipment and other	5 years

Motor vehicles	7 years

Helicopters and fixed wing aircraft	8 years
     Leasehold improvements and leased assets are amortized over the shorter of the lease term or the asset’s useful life. Depreciation expense was $587, $282 and $205 for the years ended June 30, 2006, 2005 and 2004. Maintenance, repairs and minor replacements are charged to operations as incurred. Major replacements and betterments are capitalized and amortized over their useful lives.
h) Intangible assets
     Intangible assets reflected on the balance sheets primarily consist of costs relating to obtaining aircraft licenses. Due to the long term and indefinite nature of these assets, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of June 30, 2006 and 2005, there was no impairment of the assets. Amortization expense was $0 for the years ended June 30, 2006, 2005 and 2004.
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
j) Per share data
     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the fiscal year. There were no common equivalent shares outstanding during the fiscal years ended June 30, 2005 and 2004. For the period ended June 30, 2006, there were common equivalent shares outstanding due to 325,000 outstanding stock options during the period, none of which were vested or exercisable and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares, which also was not exercisable. As a result of the Company’s negative net income for the year, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.
k) Fair value of financial instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short-term maturities. The carrying amounts of the Company’s shareholder notes payable and long-term debt approximate fair value of these obligations based upon management’s best estimate of interest rates that would be available for similar debt obligations as of June 30, 2006 and 2005.
l) Foreign currency translation
     ATN’s functional currency is Australian dollars and CTN’s functional currency is Canadian dollars, while for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” Realized gains and losses resulting from currency transaction adjustments are recognized in the accompanying statements of income as other expense (income). Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income (loss).
m) Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after the Company’s adoption of SFAS 123(R). The Company adopted SFAS 123(R) on January 1, 2006. When the Company adopted SFAS 123(R) on January 1, 2006, the Company began recognizing the expense associated with these awards in the income statement over the awards’ vesting periods. The expense associated with stock options awarded to employees and directors for the period since January 1, 2006 is $53 and is included in selling, general and administrative expenses on the income statement.
     Prior to the IPO, the Company had no stock options issued.

n) Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured, and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance.
o) Major Supplier
     A significant portion of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a two year agreement dated July 1, 2006 to provide radio traffic reporting services and a three year agreement dated July 1, 2005 to provide radio news reporting services.
     As of June 30, 2006, the majority of the Canadian radio stations with which the Company has contracted to provide radio traffic reports are owned by one company. The sale of such inventory constitutes a majority of the Company’s Canadian revenue. The agreement governs the Company’s delivery of radio traffic reports in seven different Canadian markets for three year terms that commence on various dates between November 2005 and January 2006, depending on the market. However, either party may terminate the agreement after eighteen months by giving six months notice, effectively making the agreement a two year agreement if such notice is given.
p) Deferred offering costs
     Deferred offering costs primarily consist of costs related to the IPO. As of the closing of the IPO, the deferred offering costs were offset against the proceeds of the IPO and the difference between the gross IPO proceeds less expenses related to the IPO (including the deferred offering costs) was credited to shareholders’ equity.
NOTE 4 — Related Party Transactions
     ATN has entered into a management agreement with Wisconsin Information Systems, Inc., an Ohio Corporation doing business as Milwaukee Traffic Network (“MTN”), which is owned by certain shareholders of the Company. ATN has historically compensated MTN with an annual fee as determined by the board of directors. Additionally, the management agreement provides MTN the opportunity to earn an incentive bonus if ATN exceeds pre-determined targeted cash flows approved by the board of directors of ATN. For the fiscal years ended June 30, 2006, 2005 and 2004, ATN paid MTN $337, $597 and $443 pursuant to this management agreement. The management agreement was terminated on March 31, 2006.
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the period from May 16, 2005 (inception) to June 30, 2005, the Company paid these stockholders $33. For the year ended June 30, 2006, the Company paid these stockholders and their relatives $466. The majority of these payments pertain to salaries paid to these stockholders and their relatives for their services to the Company.
     In addition to the services described above, on November 9, 2005, CTN entered a mutual sales representation agreement with a stockholder under which both parties agree to market the others commercial spot inventory in their respective markets. For the year ended June 30, 2006, CTN recognized net revenues of $44 and incurred $1 of expense due to bad debt.
     The Company has also entered into note payable agreements with certain stockholders. (see Note 8)

NOTE 5 — Property and Equipment, Net
     Property and equipment, net is as follows as of June 30, 2006 and 2005:

	Year Ended	Year Ended
	June 30,	June 30,
	2006	2005
Helicopters and fixed wing aircraft	$3,588	$2,169

Recording, broadcasting and studio equipment	1,304	880

Furniture and equipment and other	666	481

Less: Accumulated depreciation and amortization	1,370	806

Property and equipment, net	$4,188	$2,724

Plant and equipment held as security under specific loans:	$1,773	$637

NOTE 6 — Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of June 30, 2006 and 2005:

	June 30,	June 30,
	2006	2005
Trade payables	$2,936	$1,644

Accrued payroll expenses	640	595

Accrued expenses and other liabilities	296	226

Dividends payable	—	45

Total	$3,872	$2,510

NOTE 7 — Long Term Debt
     Long-term debt consists of the following as of:

	June 30,	June 30,
	2006	2005
Term loan with bank, bearing variable interest rate of ANZ Mortgage Index rate plus .33% (8.25% at June 30, 2006), monthly principal and interest payments of $13 secured by all ATN assets, matures on June 30, 2008	$309	$470

Financial leases with financing company, bearing fixed interest of 7.67% and 6.99%, monthly principal and interest payments of $2 and $2, secured by automobiles, matures August 25, 2010 and April 16, 2008	108	58

Note payable to bank, bearing fixed interest of 8.43%, monthly principal and interest payments of $12, secured by a Helicopter, matures November 6, 2008	288	406

Notes payable to bank bearing fixed interest of 6.97%, Monthly principal and interest payments of $27, secured by 2 helicopters, matures September 6, 2010	1,138	—

	1,843	934

Less current portion	557	295

Long term debt less current portion	1,286	639

     On April 3, 2005, the Company increased its existing over draft line of credit facility from $1,525 to $2,287 (“new facility”) until September 9, 2005, at which time it reverted to its original amount. Interest on the new facility is variable at the ANZ Mortgage Index rate plus .83% (8.75% at June 30, 2006) and is secured by all ATN’s assets. The new facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. For the year ended June 30, 2006, certain of these covenants were waived by the lender. In connection with the closing of the new facility, the Company utilized $1,372 of the facility to purchase two new helicopters. These borrowings of $1,372 are included in bank overdraft on the accompanying balance sheet at June 30, 2005. The facility’s next review date is May 7, 2007.
     On September 6, 2005, the helicopters were refinanced under $1,372 bank term loans (“Helicopter II Loan”). The Helicopter II Loan has a fixed interest rate of 6.97% with principal and interest payments due under a 60 month amortization schedule and is secured by the two helicopters. As a result of the refinancing, the bank overdraft of $1,281 at June 30, 2005 was paid in full and, based on the rates of exchange on that date, the full $1,525 was available to the Company. The balance of the bank overdraft was $611 at June 30, 2006 and, based on the rates of exchange on that date, $874 was available to the Company.

     The aggregate maturities of long term debt and bank overdraft as of June 30, 2005, (modified for the impact of the Helicopter II Loan) and of long term debt as of June 30, 2006 are as follows (excluding market value adjustments, if any):

	June 30,	June 30,
	2006	2005
Year 1	$557	$479

Year 2	570	542

Year 3	343	567

Year 4	320	332

Year 5	53	295
NOTE 8 — Shareholder Notes Payable
     On November 9, 2005, CTN entered into a $2 million note purchase agreement with a stockholder. The note bears interest at 10% and is payable quarterly. The note is due on March 29, 2007 (the first anniversary of the closing date of the IPO). The note is secured by substantially all the assets of CTN (subject to certain conditions) and is guaranteed by the Company, GTC and ATN.
     For the year ended June 30, 2006 the Company incurred interest expense of $126 under the CTN shareholder notes payable.
     ATN issued notes payable to shareholders in order to fund the start of its operations and later to fund its cash needs. These notes were issued between 1998 and 2004. Each note bears interest at 5% and the interest is due upon maturity of the notes as stipulated in the note payable agreements. For the years ended June 30, 2006, 2005 and 2004, ATN incurred interest expense of $1, $4 and $10, respectively under shareholder notes payable.
     The balance of notes payable in respect of directors at June 30, 2006 and 2005 was $0 and $0, respectively. The interest expense in respect of notes held by directors during the years ended June 30, 2006, 2005 and 2004 was $0, $3 and $5, respectively.
     During September 2005, ATN repaid all outstanding shareholder notes payable and the related interest in full.

NOTE 9 — Income Taxes
     Income tax expense consists of the following:

		Year			Year
		ended			ended
		June 30,			June 30,
	2006			2005
	Domestic	Foreign	Total	Domestic	Foreign	Total
Income tax provision	$—	$128	$128	$—	$788	$788
Current deferred tax asset (liability), net	78	(22)	56	—	(62)	(62)
Non-current deferred tax asset (liability), net	24	6	30	—	(28)	(28)
Tax carried forward losses	235	864	1,099	55	—	55
Less: Valuation allowance	(337)	(888)	(1,225)	(55)	—	(55)
Income tax expense	$—	$88	$88	$—	$698	$698
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheets and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended	Year ended
	June 30,	June 30,
	2006	2005
Deferred tax assets:
Depreciation	$43	$21
Deferred rent	43	37
Capital losses	4	4
Foreign tax credit	132	—
Stock option expense	18	—
Accrued expenses and other	161	134
Tax carried forward losses	1,154	55

Total deferred tax assets	1,555	251

Deferred tax liabilities
Prepaid expenses	54	11

Total deferred tax liabilities	54	11

Net deferred tax assets before valuation allowance	1,501	240
Valuation allowance	(1,280)	(55)

Net deferred tax assets	221	185

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Income tax expense consists of the following:
Domestic	$—	$—	$—
Foreign	88	698	74
Income tax expense	$88	$698	$74
     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is:

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	0.2	0.2	0.2
Differences between U.S. and foreign tax rates	1.1	(5.7)	(4.9)
Permanent differences between book and tax income	2.8	0.6	5.6
Impact of valuation allowance	(42.1)	2.6	—

Effective tax rate	(3.0%)	32.7%	35.9%
     Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset for Global Traffic Network, Inc. (unconsolidated) (“GTN”) and CTN at June 30, 2006 and for GTN at June 30, 2005. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company has recorded a valuation allowance for the deferred tax assets of ATN at June 30, 2006 and 2005 of $4 and $0, respectively.
NOTE 10 — Commitments and Contingencies
     The Company has various non-cancelable, long-term operating leases for its facilities, aviation services and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total expense under these leases is recognized ratably over the lease terms or based on usage, based on the type of agreement. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of June 30, 2006 and 2005:

	June 30,	June 30,
	2006	2005
Year 1	$463	$236

Year 2	253	219

Year 3	256	227

Year 4	265	234

Year 5	223	241

Thereafter	524	591

     Total rent expense in the accompanying statements of income for the fiscal years ending June 30, 2006, 2005 and 2004 was $414, $314 and $239 respectively.
     With respect to ATN’s leased office premises in Sydney, should ATN vacate the premises prior to the expiration of the lease term, ATN will be required to make the following payments to the lessor:

Vacation of premises prior to: September 8, 2006	$115

September 8, 2007	$90

September 8, 2008	$66

September 8, 2009	$41

September 8, 2010	$16
     In June 2006, the CTN made a $35 deposit on the purchase of a helicopter. The total purchase price is approximately $656. CTN expects to take delivery of the helicopter in October 2006. CTN can cancel the purchase of the helicopter by forfeiting the deposit.
NOTE 11 — Capital Stock
     On March 29, 2006, the Company consummated an initial public offering (the “IPO”) in which it sold 3,800,000 shares of its common stock at a price to the public of $5.00 per share. Prior to the IPO, ATN was a separate entity which was controlled by the same shareholder base that controlled the Company. Pursuant to a Securities Exchange Agreement dated December 13, 2005, immediately prior to the effective time of the IPO, the Company exchanged 4,000,000 shares of its common stock and issued an aggregate of $1,400 in promissory notes to ATN shareholders for all of the outstanding ordinary shares of ATN (the “Share Exchange”), at which time ATN became a wholly-owned subsidiary of the Company. The promissory notes (the “Share Exchange Notes”), which were intended to cover the estimated tax consequences to such shareholders of the Share Exchange, were paid in their entirety on the closing date of the IPO out of the net proceeds from the IPO. The issuance of the Share Exchange Notes reduced the additional paid in capital of the Company from the IPO. The net proceeds to the Company of the IPO was approximately $16,494. Due to the identical voting control of the Company and ATN prior to the Share Exchange, the transaction was treated as a combination and the equity section of the balance sheet reflects the combination of ATN and the Company’s equity.
     On April 28, 2006, the underwriter for the IPO exercised its over-allotment option to acquire an additional 570,000 shares of the Company’s common stock for a purchase price of $4.65 per share (representing the IPO price to the public less underwriting discounts and commissions). On May 4, 2006, the purchase of these shares was completed, resulting in additional net proceeds to the Company of approximately $2,579 after deducting offering expenses.
NOTE 12 — Stock based compensation
     On September 30, 2005, the Company’s board of directors adopted the Global Traffic Network, Inc. 2005 Stock Incentive Plan (the “Plan”). Under the Plan, there are an aggregate of 1,200,000 shares of common stock available for issuance, of which 325,000 were outstanding under previously issued incentive grants as of June 30, 2006. Options granted under the Plan vest one third per year over three years and expire after ten years from the date of the grant.
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions (no options were issued during any period prior to January 1, 2006):

June 30,
2006
Risk-free interest rate	4.95-5.12%
Volatility factor	32.52%
Dividend yield	—
Option price	$6.28-5.00
Weighted average expected life of options	6 years
Weighted average grant date fair value	$702
The Company’s outstanding stock options as of June 30, 2006 were as follows:

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual		Aggregate Fair
	Shares	Price	Term		Value
Balance, June 30, 2005	—	—	—		—
Grants	375,000	$5.19	—		—
Exercised	—	—	—		—
Forfeitures/expirations	(50,000)	$5.00	—		—
Balance, June 30, 2006	325,000	$5.22	9.79	years	$702
Exercisable, June 30, 2006	—	—	—		—
     Based on the following assumptions, the fair value with regards to the options issued during the year ended June 30, 2006 is $702, which will be expensed by the straight line method over the three year vesting period of the options. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the lack of history with regards to forfeitures. It should be noted that the forfeiture in the table above was due to an outside director becoming an employee of the Company and the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the year ended June 30, 2006 is $53 and is included in selling, general administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all tax loss carry forwards for GTN as of June 30, 2006.
     Black-Scholes was developed for estimating the fair value of traded options which have no vesting restrictions and are freely transferable. The options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan provide for limited transferability by the employee or director, and become exercisable with respect to one third of their shares on each of the first three anniversaries of the date of grant. In addition, volatility is a subjective estimate that is further made difficult by the fact that, due to the very limited trading history of the Company’s stock, a proxy for the Company’s volatility must be used. Since the Company believes it is the only public company offering traffic services outside the United States, the Company chose a recent six year volatility of the largest provider of traffic information in the United States, which is a much larger and longer established company than the Company. The impact of volatility on the expense recognized is that, all things being equal, the greater the volatility, the larger the expense. In addition, because the Company has no experience with regards to the expected life of the options granted with regards to both expected forfeiture rates and expected exercise dates, the Company elected to utilize the weighted mid-point between the vesting period of one third per year for three years and the maximum life of ten years, which is the point in time at which the options expire. The impact of weighted average life on the expense recognized is to the extent all other factors are the same, the expense increases as the time to exercise (life) increases. The risk free rate of interest was based on yields for five year United States Treasury bonds at the time the options were granted, which most closely matched the expected life of the options.

     Due to the net loss for the year ended June 30, 2006, the impact of the stock options on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
     The Company has agreed to grant an employee additional 50,000 share options on May 8, 2007 and May 8, 2008, each at an exercise price equal to the fair market value on the date of grant, provided he remains employed by the Company on such dates. The employee’s employment arrangement has no definitive term.
NOTE 13 — Warrant
     Pursuant to the underwriting agreement entered into in connection with the IPO, the Company issued a warrant to the underwriter to purchase 380,000 shares of its common stock at a purchase price equal to $6.00 per share, which represents 120% of the $5.00 price to the public in the IPO. The underwriter may exercise the warrant at any time commencing on March 24, 2007 and ending on March 23, 2011 (the fifth anniversary of the date of the final prospectus used in the IPO).
NOTE 14 — Segment Reporting
     The Company operates in two geographic areas, Australia and Canada, through its wholly owned subsidiaries ATN and GTC, which operates through its wholly owned subsidiary CTN. Select income statement information and capital expenditures for the year ended June 30, 2006 and select balance sheet information as of June 30, 2006 is provided below. Comparative information is not provided since the Canadian segment did not exist prior to July 5, 2005. The All Other category consists primarily of corporate overhead and assets of GTN.

	Australia	Canada	All Other	Total
Revenues	19,007	495	—	19,502
Interest expense	193	126	—	319
Depreciation/amortization	530	57	—	587
Income tax expense	88	—	—	88
Segment profit (loss)	165	(2,601)	(560)	(2,996)
Segment assets	8,037	1,597	14,654	24,288
Deferred tax assets, net	221	—	—	221
Expenditure for segment assets	1,023	965	—	1,988

NOTE 15 — Quarterly Results of Operations (unaudited)
Fiscal 2006

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Net Revenues	$4,181	$5,155	$4,537	$5,629	$19,502
Operating (loss) income	(673)	81	(1,105)	(1,112)	(2,809)
Net loss	(600)	(102)	(1,108)	(1,186)	(2,996)
Net loss per share:
Basic and diluted	$(0.07)	$(0.01)	$(0.13)	$(0.09)	$(0.31)
Fiscal 2005

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Net Revenues	$3,605	$4,237	$3,715	$3,823	$15,380
Operating income	683	1,066	445	21	2,215
Net income (loss)	450	730	303	(47)	1,436
Net income (loss) per share:
Basic and diluted	$0.05	$0.09	$0.04	$(0.01)	$0.17
NOTE 16 — Subsequent Events
     On August 9, 2006, CTN gave notice of its intent to repay its shareholder note payable in full. On September 7, 2006, CTN repaid the shareholder note payable in full.
     Effective July 1, 2006, ATN entered into a new two year agreement to provide traffic reporting services with a major supplier, replacing the agreement that expired June 30, 2006. See notes 3(d) and 3(o).
     Effective September 25, 2006, ATN began providing television traffic services to three additional television stations in Sydney, Melbourne and Brisbane.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.