Form 10-Q
period 2006-09-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2006-11-14
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-51838
Global Traffic Network, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1117834
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 9, 2006, the registrant had 12,870,000 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 – Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2006	2006
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$11,471	$14,649
Accounts receivable net of allowance for doubtful accounts of $11 and $11 at September 30 and June 30, 2006	4,886	4,715
Prepaids and other current assets	253	350
Income tax receivable	27	26
Deferred tax assets	153	134

Total current assets	16,790	19,874

Property and equipment, net	4,115	4,188
Intangibles	29	29
Deferred tax assets	91	87
Other assets	111	110

Total assets	$21,136	$24,288

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Bank overdraft line of credit	$—	$611
Accounts payable and accrued expenses	4,110	3,872
Deferred revenue	7	—
Income taxes payable	209	132
Current portion of long term debt	567	557
Current portion of shareholder notes payable	—	2,000

Total current liabilities	4,893	7,172
Long term debt, less current portion	1,151	1,286
Other liabilities	235	222

Total liabilities	6,279	8,680
Common stock, $.001 par value; 100,000,000 shares authorized; 12,870,000 shares issued and outstanding as of September 30 and June 30, 2006	13	13
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of September 30 and June 30, 2006	—	—
Additional paid in capital	18,227	18,169
Accumulated other comprehensive income	320	314
Accumulated deficit	(3,703)	(2,888)

Total shareholders’ equity	14,857	15,608

Total liabilities and shareholders’ equity	$21,136	$24,288

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended
	September 30
	2006	2005
	(Unaudited)	(Unaudited)
Revenues	$6,108	$4,181

Operating expenses	4,720	3,292
Selling, general and administrative expenses	2,058	1,435
Depreciation and amortization expense	185	127

Net operating loss	(855)	(673)
Interest expense	78	35
Other (income) expense	(174)	6

Net loss before income taxes	(759)	(714)
Income tax expense (benefit)	56	(114)

Net loss	$(815)	$(600)

Loss per common share:
Basic and diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	12,870,000	8,500,000
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months
	Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(815)	$(600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	185	127
Allowance for doubtful accounts	—	34
Non-cash compensation expense	58	—
Changes in assets and liabilities:
Accounts receivable	(171)	51
Deferred taxes, net	(23)	(114)
Prepaid and other current assets and other assets	96	(88)
Accounts payable and accrued expenses and other liabilities	251	540
Deferred revenue	7	(50)
Income taxes payable	76	(37)

Net cash used in operating activities	(336)	(137)

Cash flows from investing activities:
Purchase of property and equipment	(112)	(111)

Net cash used in investing activities	(112)	(111)
Cash flows from financing activities:
Repayment of long term debt	(125)	(100)
Net (repayments) proceeds of bank overdraft line of credit	(611)	620
Repayment of shareholder notes payable	(2,000)	(22)
Deferred offering costs	—	(100)
Dividends paid	—	(38)
Proceeds from issuance of stock	—	3
Due from related parties, net	—	(4)

Net cash (used in) provided by financing activities	(2,736)	359
Effect of exchange rate changes on cash and cash equivalents	6	(7)

Net (decrease) increase in cash and cash equivalents	(3,178)	104
Cash and cash equivalents at beginning of fiscal period	14,649	51

Cash and cash equivalents at end of fiscal period	$11,471	$155

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$78	$40

Income taxes	$—	$38

Non-cash financing and investing activities:
Property acquired under long-term debt	$—	$63

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
Information as of September 30, 2006 and for the three months ended September 30, 2006 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (the “Company”) is a Delaware corporation that was formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network, ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of the Company’s formation, ATN was a separate entity controlled by the same shareholders as the Company. On December 13, 2005, the Company entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which the Company exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of the Company’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of the Company.
NOTE 2 — Basis of Presentation
     The accompanying consolidated balance sheet as of September 30, 2006, the consolidated statements of income for the three month periods ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the three month periods ended September 30, 2006 and 2005 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended June 30, 2006. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2006, included in the Company’s annual report on Form 10-K (SEC File No. 333-130417) filed with the Securities and Exchange Commission.
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
     The consolidated financial statements consist of the Company and its two wholly-owned subsidiaries, ATN and Global Traffic Canada, Inc. (“GTC”). As of July 5, 2005 the consolidated financial statements consist of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. GTC is a holding company and had no assets or liabilities at September 30, 2006 or June 30, 2006.
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
d) Station compensation and reimbursement
     The Company generally enters into multi year contracts with radio and television stations. These contracts call for the provision of various levels of service (including, but not limited to providing professional broadcasters, gathering of information, communications costs and aviation services) and, in some cases, cash compensation or reimbursement of expenses. Station compensation and reimbursement is a component of operating expense and is recognized monthly per the contractual terms, which is not materially different than when the services are performed.
     Contractual station commitments are as follows:

	September 30,	June 30,
	2006	2006
	(Unaudited)
Year 1	$10,666	$6,312
Year 2	8,127	5,655
Year 3	607	883
Year 4	—	—
Year 5	—	—
Thereafter	—	—
e) Cash and cash equivalents
     The company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
f) Accounts Receivable
     Accounts receivable are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $11 and $11 has been established for the periods ended September 30, 2006, and June 30, 2006.

Allowance for Doubtful Accounts

	Balance at
	beginning of	Additions	Deductions	Balance at end of
	period	Expense	Write-offs	period
Three months ended September 30, 2006 (unaudited)	$11	$8	$(8)	$11
Year ended June 30, 2006	$—	$63	$(52)	$11
g) Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Recording, broadcasting and studio equipment	5 years
Furniture, and equipment and other	5 years
Motor vehicles	7 years
Helicopters and fixed wing aircraft	8 years
     Leasehold improvements and leased assets are amortized over the shorter of the lease term or the asset’s useful life. Depreciation expense was $185 and $127 for the three month periods ended September 30, 2006 and 2005. Maintenance, repairs and minor replacements are charged to operations as incurred. Major replacements and betterments are capitalized and amortized over their useful lives.
h) Intangible assets
     Intangible assets reflected on the balance sheets primarily consist of costs relating to obtaining aircraft licenses. Due to the long term and indefinite nature of these assets, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of September 30, 2006 and June 30, 2006, there was no impairment of the assets. Amortization expense was $0 for both three month periods ended September 30, 2006 and 2005.
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
j) Per share data
     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the fiscal year. There were no common equivalent shares outstanding during the period ended September 30, 2005. For the year ended June 30, 2006 and the period ended September 30, 2006, there were common equivalent shares outstanding due to the issuance of stock options during the periods, none of which were vested or exercisable and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares, which also was not exercisable. As a result of the Company’s negative net income for the periods, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.
k) Fair value of financial instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short-term maturities. The carrying amounts of the Company’s shareholder notes payable and long-term debt approximate fair value of these obligations based upon management’s best estimate of interest rates that would be available for similar debt obligations as of September 30, 2006 and June 30, 2006.

l) Foreign currency translation
     ATN’s functional currency is Australian dollars and CTN’s functional currency is Canadian dollars, while for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” Realized gains and losses resulting from currency transaction adjustments are recognized in the accompanying statements of income as a component of other expense (income). Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income (loss).
m) Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123(R), pro forma disclosure is no longer an alternative to financial statement recognition for stock option awards made after the Company’s adoption of SFAS 123(R). The Company adopted SFAS 123(R) on January 1, 2006. When the Company adopted SFAS 123(R) on January 1, 2006, the Company began recognizing the expense associated with these awards in the income statement over the awards’ vesting periods. The expense associated with stock options awarded to employees and directors for the three month period ended September 30 and the year ended June 30, 2006 is $58 and $53 respectively and is included in selling, general and administrative expenses on the income statement.
     Prior to the IPO, the Company had no stock options issued.
n) Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured, and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance.
o) Major Supplier
     A significant portion of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a two year agreement effective July 1, 2006 to provide radio traffic reporting services and a three year agreement dated July 1, 2005 to provide radio news reporting services.
     As of September 30, 2006, the majority of the Canadian radio stations with which the Company has contracted to provide radio traffic reports are owned by one company. The sale of such inventory constitutes a majority of the Company’s Canadian revenue. The agreement governs the Company’s delivery of radio traffic reports in seven different Canadian markets for three year terms that commence on various dates between November 2005 and January 2006, depending on the market. However, either party may terminate the agreement after eighteen months by giving six months notice, effectively making the agreement a two year agreement if such notice is given.
p) Deferred offering costs
     Deferred offering costs primarily consist of costs related to the IPO. As of the closing of the IPO, the deferred offering costs were offset against the proceeds of the IPO and the difference between the gross IPO proceeds less expenses related to the IPO (including the deferred offering costs) was credited to shareholders’ equity.

NOTE 4 — Related Party Transactions
     ATN has entered into a management agreement with Wisconsin Information Systems, Inc., an Ohio corporation doing business as Milwaukee Traffic Network (“MTN”), which is owned by certain shareholders of the Company. ATN has historically compensated MTN with an annual fee as determined by the board of directors. Additionally, the management agreement provides MTN the opportunity to earn an incentive bonus if ATN exceeds pre-determined targeted cash flows approved by the board of directors of ATN. For the fiscal year ended June 30, 2006, ATN paid MTN $337 pursuant to this management agreement. For the three month periods ended September 30, 2006 and 2005, ATN paid MTN $0 and $114, respectively. The management agreement was terminated on March 31, 2006.
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the year ended June 30, 2006, the Company paid these stockholders $466. For the three month periods ended September 30, 2006 and 2005, the Company paid these stockholders $140 and $93 respectively. The majority of these payments pertain to salaries paid to these stockholders and their relatives for their services to the Company.
     In addition to the services described above, on November 9, 2005, CTN entered a mutual sales representation agreement with a stockholder under which both parties agree to market the others commercial spot inventory in their respective markets. For the year ended June 30, 2006, CTN recognized net revenues of $44 and incurred $1 of expense due to bad debt. For the three month periods ended September 30, 2006 and 2005, CTN recognized net revenues of $27 and $0, respectively.
     The Company has also entered into note payable agreements with certain stockholders. (see Note 8)
NOTE 5 — Property and Equipment, Net
     Property and equipment, net is as follows as of September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006
	(Unaudited)
Helicopters and fixed wing aircraft	$3,676	$3,588
Recording, broadcasting and studio equipment	1,319	1,304
Furniture and equipment and other	679	666
Less: Accumulated depreciation and amortization	1,559	1,370

Property and equipment, net	$4,115	$4,188
Plant and equipment held as security under specific loans:	$1,738	$1,773

NOTE 6 — Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006
	(Unaudited)
Trade payables	$2,919	$2,936
Accrued payroll expenses	813	640
Accrued expenses and other liabilities	378	296

Total	$4,110	$3,872

NOTE 7 — Long Term Debt
     Long-term debt consists of the following as of:

	September 30,	June 30,
	2006	2006
	(Unaudited)
Term loan with bank, bearing variable interest rate of ANZ Mortgage Index rate plus .33% (8.5% at September 30, 2006), monthly principal and interest payments of $13 secured by all Company assets, matures on June 30, 2008	$273	309
Financial leases with financing company, bearing fixed interest of 7.67% and 6.99%, monthly principal and interest payments of $2 and $2, secured by automobiles, matures August 25, 2010 and April 16, 2008	100	108
Note payable to bank, bearing fixed interest of 8.43%, monthly principal and interest payments of $12, secured by a helicopter, matures November 6, 2008	261	288
Notes payable to bank bearing fixed interest of 6.97%, Monthly principal and interest payments of $27, secured by 2 helicopters, matures September 6, 2010	1,084	1,138

	1,718	1,843
Less current portion	567	557

Long term debt less current portion	1,151	1,286

     On April 3, 2005, the Company increased its existing over draft line of credit facility from $1,525 to $2,287 (“new facility”) until September 9, 2005, at which time it reverted to its original amount. Interest on the new facility is variable at the ANZ Mortgage Index rate plus .83% (9.0% at September 30, 2006) and is secured by all ATN’s assets. The new facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. In connection with the closing of the new facility, the Company utilized $1,372 of the facility to purchase two new helicopters. The next review date for the over draft line of credit is May 12, 2007.
     On September 6, 2005, the helicopters were refinanced under $1,372 bank term loans (“Helicopter II Loan”). The Helicopter II Loan has a fixed interest rate of 6.97% with principal and interest payments due under a 60 month amortization schedule and is secured by the two helicopters. The balance of the bank overdraft was $611 at June 30, 2006 and, based on the rates of exchange on that date, $874 was available to the Company. The balance of the bank overdraft was $0 on September 30, 2006 and, based on the rates of exchange on that date, $1,492 was available to the Company.
     The aggregate maturities of long term debt as of September 30 and June 30, 2006, are as follows (excluding market value adjustments, if any):

	September 30,	June 30,
	2006	2006
	(Unaudited)
Year 1	$567	$557
Year 2	537	570
Year 3	316	343
Year 4	298	320
Year 5	—	53
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
     For the year ended June 30, 2006 the Company incurred interest expense of $126 under the CTN shareholder note payable. For the three month period ended September 30, 2006 the Company incurred interest expense of $38 under the CTN shareholder note payable.
     On September 7, 2006 the Company repaid the CTN shareholder note payable in full.
     ATN issued notes payable to shareholders in order to fund the start of its operations and later to fund its cash needs. These notes were issued between 1998 and 2004. Each note bears interest at 5% and the interest is due upon maturity of the notes as stipulated in the note payable agreements. During the year ended June 30, 2006, ATN incurred interest expense of $1 under shareholder notes payable. For the three month periods ended September 30, 2006 and 2005, the Company incurred interest expense of $0 and $1, respectively, under shareholder notes payable.
     The balance of notes payable in respect of directors at June 30, 2006 and at September 30, 2006 was $0 and $0, respectively. The interest expense in respect of notes held by directors during the year ended June 30, 2006 and the three month periods ended September 30, 2006 and 2005 was: $0, $0 and $1, respectively.
     During September 2005, ATN repaid all outstanding shareholder notes payable and the related interest in full.

NOTE 9 — Income Taxes
     Income tax expense consists of the following:

		Three
		months
		Ended
		September			Year
		30,			ended
		2006			June 30,
		(Unaudited)			2006
	Domestic	Foreign	Total	Domestic	Foreign	Total
Income tax provision	$—	$77	$77	$—	$128	$128
Current deferred tax asset (liability), net	20	(17)	3	78	(22)	56
Non-current deferred tax asset (liability), net	20	9	29	24	6	30
Tax carried forward losses	(135)	342	207	235	864	1,099

Valuation allowance	95	(355)	(260)	(337)	(888)	(1,225)
Income tax expense	$—	$56	$56	$—	$88	$88
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheets and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Period ended	Year ended
	September 30,	June 30,
	2006	2006
	(Unaudited)
Deferred tax assets:
Depreciation	$55	$43
Deferred rent	43	43
Capital losses	4	4
Foreign tax credit	132	132
Stock option expense	38	18
Accrued expenses and other	185	161
Tax carried forward losses	1,361	1,154

Total deferred tax assets	1,818	1,555

Deferred tax liabilities
Prepaid expenses	34	54

Total deferred tax liabilities	34	54

Net deferred tax assets before valuation allowance	1,784	1,501
Valuation allowance	(1,540)	(1,280)

Net deferred tax assets	$244	$221

	Three months
	ended	Year ended
	September 30,	June 30,
	2006	2006
	(Unaudited)
Income tax expense consists of the following:
Domestic	$—	$—
Foreign	56	88
Income tax expense	$56	$88
     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is:

	Three months
	ended	Year ended
	September 30,	June 30,
	2006	2006
	(Unaudited)
Federal statutory rate	35.0%	35.0%
State taxes net of federal benefit	0.6	0.2
Differences between U.S. and foreign tax rates	0.7	1.1
Permanent differences between book and tax income	(2.2)	2.8
Impact of valuation allowance	(41.5)	(42.1)

Effective tax rate	(7.4)%	(3.0)%
     Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset for Global Traffic Network, Inc. (unconsolidated) (“GTN”) and CTN at September 30 and June 30, 2006. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company has recorded a valuation allowance for the deferred tax assets of ATN at September 30 and June 30, 2006 of $4 and $4, respectively.
     NOTE 10 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of September 30 and June 30, 2006:

	September 30,	June 30,
	2006	2006
	(Unaudited)
Year 1	$456	$463
Year 2	255	253
Year 3	259	256
Year 4	275	265
Year 5	199	223
Thereafter	476	524
     Total rent expense charged to operating expenses for the fiscal year ending June 30, 2006 was $414. Total rent expense charged to operating expenses in the accompanying statements of income for the three months ended September 30, 2006 and 2005 was $121 and $73, respectively.

     With respect to ATN’s leased office premises in Sydney, should ATN vacate the premises prior to the expiration of the lease term, ATN will be required to make the following payments to the lessor:

Vacation of premises prior to:
September 8, 2007	$91
September 8, 2008	$66
September 8, 2009	$41
September 8, 2010	$17
     In June 2006, the Company made a $35 deposit on the purchase of a helicopter. The total purchase price is approximately $656. In October 2006, the Company paid the remaining purchase price of the helicopter and took delivery in November 2006. In October 2006, the Company made two $35 deposits for the purchase of two additional helicopters. The total purchase price is approximately $1,340. The Company is scheduled to take delivery of the helicopters in December 2006. The Company can cancel the purchase of the helicopters by forfeiting the deposit.
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
NOTE 12 — Stock based compensation
     On September 30, 2005, the Company’s board of directors adopted the Global Traffic Network, Inc. 2005 Stock Incentive Plan (the “Plan”). Under the Plan, there are an aggregate of 1,200,000 shares of common stock available for issuance, of which 325,000 were outstanding under previously issued incentive grants as of September 30 and June 30, 2006. Options granted under the Plan vest one third per year over three years and expire after ten years from the date of the grant.
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

September 30,
2006
Risk-free interest rate	4.95-5.12%
Volatility factor	32.52%
Dividend yield	—
Option price	$6.28-5.00
Weighted average expected life of options	6 years
Weighted average grant date fair value	$702

     The Company’s outstanding stock options as of September 30, 2006 were as follows:

Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Fair
	Shares	Price	Term		Value
Balance, June 30, 2006	325,000	$5.22	9.79	years	$702
Grants	—	—	—		—
Exercised	—	—	—		—
Forfeitures/expirations	—	—	—		—
Balance, September 30, 2006	325,000	$5.22	9.54	years	$702
Exercisable, September 30, 2006	—	—	—		—
     No options were issued during the three month period ended September 30, 2006. Based on the following assumptions, the expense with regards to the options issued as of September 30, 2006 is $702, which will be expensed by the straight line method over the three year vesting period of the options. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the lack of history with regards to forfeitures. The only previous forfeiture was due to an outside director becoming an employee of the Company and the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the year ended June 30, 2006 is $53. The expense for the three months ended September 30, 2006 is $58 and is included in selling, general and administrative expenses on the accompanying statements of income.
     Black-Scholes was developed for estimating the fair value of traded options which have no vesting restrictions and are freely transferable. The options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan provide for limited transferability by the employee or director, and become exercisable with respect to one third of their shares on each of the first three anniversaries of the date of grant. In addition, volatility is a subjective estimate that is further made difficult by the fact that, due to the very limited trading history of the Company’s stock, a proxy for the Company’s volatility must be used. Since the Company believes it is the only public company offering traffic services outside the United States, the Company chose a recent six year volatility of the largest provider of traffic information in the United States, which is a much larger and longer established company than the Company. The impact of volatility on the expense recognized is that, all things being equal, the greater the volatility, the larger the expense. In addition, because the Company has no experience with regards to the expected life of the options granted with regards to both expected forfeiture rates and expected exercise dates, the Company elected to utilize the weighted mid-point between the vesting period of one third per year for three years and the maximum life of ten years, which is the point in time at which the options expire. The impact of weighted average life on the expense recognized is to the extent all other factors are the same, the expense increases as the time to exercise (life) increases. The risk free rate of interest was based on yields for five year United States Treasury bonds at the time of the grants, which most closely matched the expected life of the options.
     Due to the net loss for the three month period ended September 30, 2006 and the year ended June 30, 2006, the impact of the stock options on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
     Since September 30, 2006 the Company has granted an additional 10,000 options to an employee. In addition, the board of directors has approved the issuance of up to 35,000 additional options to two individuals, contingent on their becoming employees of the Company. Such options, if granted, will have an exercise price equal to the fair market value of the Company’s common stock on the commencement date of employment. The Company has also agreed to grant an employee an additional 50,000 share options on May 8, 2007 and May 8, 2008, each at an exercise price equal to the fair market value on the date of grant, provided he remains employed by the Company on such dates. The employee’s employment arrangement has no definitive term.
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
NOTE 14 — Segment Reporting
     The Company operates in two geographic areas, Australia and Canada, through its wholly owned subsidiaries ATN and GTC, which operates through its wholly owned subsidiary CTN. Select income statement information and capital expenditures for the three months ended September 30, 2006 and the year ended June 30, 2006 and select balance sheet information as of September 30 and June 30, 2006 is provided below. Comparative information is not provided for the period ended September 30, 2005 since the Canadian segment did not exist prior to July 5, 2005 and did not begin operations until December 2005. The All Other category consists primarily of corporate overhead and assets of GTN.

September 30, 2006 (unaudited)

	Australia	Canada	All Other	Total
Revenues	5,514	594	—	6,108
Interest expense	40	38	—	78
Depreciation/amortization	150	35	—	185
Income tax expense	56	—	—	56
Segment profit (loss)	123	(1,048)	110	(815)
Segment assets	8,110	1,883	11,143	21,136
Deferred tax assets, net	244	—	—	244
Expenditure for segment assets	96	16	—	112
June 30, 2006

	Australia	Canada	All Other	Total
Revenues	19,007	495	—	19,502
Interest expense	193	126	—	319
Depreciation/amortization	530	57	—	587
Income tax expense	88	—	—	88
Segment profit (loss)	165	(2,601)	(560)	(2,996)
Segment assets	8,037	1,597	14,654	24,288
Deferred tax assets, net	221	—	—	221
Expenditure for segment assets	1,023	965	—	1,988
NOTE 15 — New Accounting Standards and Interpretations Not Yet Adopted
     In June 2006, FASB issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS 109. FIN48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken to be taken in a tax return. The evaluation of a tax position is a two step process. First step is recognition, in which the company determines whether it is more likely than not that a tax position will be sustained upon examination based on the merits of the position. The second step is measurement in which a tax position which meets the more likely than not threshold of the first step is measured to determine the amount of benefit to recognize in its financial statements. FIN48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN48 on July 1, 2007. While the Company is still evaluating the impact of FIN48 on its financial statements, it does not expect FIN48 to have a material impact on its balance sheet, income or cash flows.
NOTE 16 — Contingencies
In October 2006, ATN received a draft lawsuit from a terminated employee alleging, among other things, misrepresentations by ATN and breach of contract. Due to its preliminary nature and that no damages have been specified in the written communications, as of the date of the financial statements, it is not possible to estimate the Company’s liability, if any, should the lawsuit proceed.
NOTE 17 — Subsequent Events
On October 19, 2006 the Company formed a wholly owned subsidiary, Global Traffic Network (UK) Limited (“UKTN”) for the purposes of expanding the Company’s traffic operations into the United Kingdom. In November 2006, UKTN began to offer employment to individuals in the United Kingdom in anticipation of commencing operations in London and certain other cities in England. UKTN has not yet contracted with any radio station to provide traffic services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K (SEC File No. 333-130417), as filed with the Securities and Exchange Commission.
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
     We are a holding company and conduct no operations. Unless we indicate otherwise, the discussions below regarding our financial condition and results of operations presents information on a consolidated basis which assumes that the Share Exchange had been completed prior to the periods discussed such that The Australia Traffic Network and Global Traffic Canada, Inc. were each wholly-owned subsidiaries of ours throughout such periods. In that regard, our consolidated balance sheet data as of September 30, 2006 and June 30, 2006 reflect the Share Exchange and discussions regarding our financial information reflect such information on a consolidated basis giving effect to the Share Exchange. Balance sheet information for periods prior to the Share Exchange does not reflect the issuance of the Share Exchange Notes. In each case, all inter-company transactions and balances have been eliminated.
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

     The radio stations that contract to receive our radio traffic reports and radio news reports become members of our “Radio Network.” Likewise, the television stations that contract to receive our TV reports become members of our “TV Network.” Collectively, we refer to the members of these Networks as our “network affiliates.” We offer all three categories of information reports to our network affiliates in Australia, but currently offer only provide radio traffic reports to our network affiliates in Canada. We have recently signed an agreement to provide television services to five television stations in five of our Canadian markets and expect to begin providing services under this agreement in the near future. We intend to add radio news reports and TV reports in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves.
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
     The substantial majority of our revenues have been generated from the sale of commercial airtime inventory received in exchange for our radio traffic reports in Australia, including approximately 71% of our fiscal year 2007 revenue through September 30, 2006. We also currently generate revenue from commercial airtime inventory received in exchange for our radio news reports and TV reports in Australia. We expect to accumulate increasing amounts of commercial airtime inventory from our Australian operations as we continue to expand the provision of radio news reports and TV reports in Australia. We began accumulating commercial airtime inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. As of September 30, 2006 we had operations in seven Canadian cities, (Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton and Winnipeg). As commercial airtime inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial airtime inventory in the same manner as we have sold commercial airtime inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial airtime inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo Pty Ltd, the largest radio broadcaster in Australia (“Austereo”), as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial airtime inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience similar delays in realizing revenues from the sale of commercial airtime inventory attributable to our provision of radio news reports and TV reports in Australia and our provision of radio traffic reports and television reports in Canada.
  Our Expenses
     Our expenses are primarily comprised of three categories: operating expenses, selling expenses and general and administrative expenses. Operating expenses consists of all expenses related to the gathering, producing, and broadcasting of our information reports, including aviation costs and expenses, salaries and benefits for our on-air personalities who deliver the information reports and station compensation. Aviation costs relate to the costs of our airborne surveillance, an integral part of our information gathering, and consist both of payments to outside vendors to lease aircraft (currently five fixed wing aircraft in Australia and five helicopters and four fixed-wing aircraft in Canada), as well as the operating costs (including fuel, maintenance, and insurance costs) associated with the operation of our fleet of owned aircraft, which currently includes four helicopters and one fixed wing aircraft in Australia and one helicopter in Canada. As our Canadian operations expand, we intend to purchase five additional helicopters to replace our leased helicopters in Canada. We paid the remaining purchase price of our second helicopter in Canada in October 2006 and took delivery in November 2006 and have currently made deposits on two additional helicopters. Until we are able to purchase the number of helicopters necessary to support our operations, we intend to continue to lease such helicopters. Station compensation consists of the reimbursement of expenses incurred by the stations that would otherwise be incurred by us as part of providing services to the station and the purchase of commercial airtime inventory. Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial airtime inventory. General and administrative expenses consists of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate executive officers and legal and accounting fees. Expenses other than selling expenses are generally spread evenly over the applicable fiscal year.

     Although we incurred expenses in fiscal year 2005 related to our provision of TV reports in Australia and start-up costs for our Canadian operations, because our provision of radio traffic reports in Australia has comprised almost all of our historical operations, substantially all of our historical expenses prior to the year ending June 30, 2005 were associated with the provision of such services and sales efforts related to the resulting commercial airtime inventory. Commencing in July 2005, however, we began incurring additional expenses attributable to the introduction of radio news reports and the continued expansion of the provision of TV reports in Australia, as well as start-up expenses related to our Canadian operations.
  Basis of Presentation
     We have derived substantially all of our revenue to date from our Australian and Canadian operations. However, the financial information contained in this Form 10Q, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian or Canadian dollars to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates from United States dollars to Australian dollars and Canadian dollars applicable to our income statement data for each of the three months periods ended September 30, 2006 and 2005, and applicable to our balance sheet data as of September 30, 2006 and June 30, 2006 are set forth below:
Australia

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended September 30, 2006	0.7541	September 30, 2006	0.7459
Three month period ended September 30, 2005	0.7593	June 30, 2006	0.7423
Canada

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended September 30, 2006	0.8922	September 30, 2006	0.8945
Three month period ended September 30, 2005	0.8315	June 30, 2006	0.8958
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

Results of Operations
  Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
     During the three months ended September 30, 2005, in excess of 90% of our expenses resulted from our provision of radio traffic, radio news and television reports to network affiliates in Australia and all of our revenues were derived from sales of commercial airtime inventory acquired by us in exchange for such reports and, in some cases, cash consideration. Our operating results for the three months ended September 30, 2006 reflect our provision of radio traffic reports, radio news reports and TV reports in Australia, the provision of radio traffic reports in Canada and corporate overhead.
     Revenue. Revenue increased from approximately $4.2 million for the three months ended September 30, 2005 to approximately $6.1 million for the three months ended September 30, 2006, an increase of approximately 45.2%. The increase in revenue was primarily driven by $1.3 million increase in revenue from our Australian operations. Additionally, revenue from the sale of inventory related to our Canadian operations increased to $0.6 million from $0 in the previous year quarter. Our Australian revenue increase consisted of approximately $0.9 million from our radio network and $0.4 million from our TV network in Australia. The increase in revenue from our radio network was approximately $0.6 million from our traffic network and $0.3 million from our news network.
     Operating expenses. Operating expenses increased from approximately $3.3 million for the three months ended September 30, 2005 to approximately $4.7 million for the three months ended September 30, 2006, an increase of approximately 42.4%. Approximately, $1.0 million of the increase pertains to our operations in Canada. During the three months ended September 30, 2005, we did not broadcast any traffic reports since we had not yet commenced operations. During the three months ended September 30, 2006, we provided traffic reports to 35 radio stations in seven Canadian markets (Toronto, Vancouver, Montreal, Edmonton, Calgary, Winnipeg, Hamilton). Approximately $0.3 million of the increase pertained to our Australian operations. Of that amount approximately $0.2 million pertained to providing traffic reports and $0.2 million pertained to our news operations. The increase in traffic operations expenses were primarily a result of approximately $0.1 million increase in employee costs and approximately $0.1 million increase in station compensation. The majority of the increase from news operations pertained to increases in station compensation due to contractual increases and an additional news affiliate added subsequent to September 30, 2005. We had 10 news network affiliates during the quarter ended September 30, 2005 and 11 news network affiliates during the quarter ended September 30, 2006.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $1.4 million for the three months ended September 30, 2005 to approximately $2.1 million for the three months ended September 30, 2006, an increase of approximately 50.0%. Approximately $0.3 million of the increase pertains to corporate overhead, including costs associated with the expansion of our corporate staff to hire an executive vice president /director of international sales and costs related to being a public company incurred during the three months ended September 30, 2006. During the three months ended September 30, 2005, we were not yet a public company. We expect that our corporate overhead costs will continue at current levels for the foreseeable future. Effective July 1, 2006, we began to allocate our corporate overhead costs to the Australian and Canadian operating companies. The amount allocated for the three month period ended September 30, 2006 was approximately $446,000 to The Australia Traffic Network and $49,000 to Canadian Traffic Network ULC. The net impact to The Australia Traffic Network as a result of this allocation, after factoring in the $0.1 million management fee charged to The Australia Traffic Network by the Milwaukee Traffic Network for the three month period ended September 30, 2005, was an increase in selling, general and administrative expenses of approximately $0.3 million. In addition, selling, general and administrative expenses increased approximately $0.2 million in Canada due to increased staffing of our sales department. As discussed in operating expenses, during the three months ended September 30, 2005, we had no inventory available for sale. Selling, general and administrative expenses increased approximately $0.1 million in Australia due to higher sales personnel costs primarily associated with increased sales during the period. Expense from the granting of employee and director stock options was approximately $0.1 million for the three months ended September 30, 2006 and $0 for the three months ended September 30, 2005. Sales expense as a percentage of revenue in Australia decreased from approximately 15.8% for the three months ended September 30, 2005 to approximately 14.1% for the three months ended September 30, 2006.

     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.1 million for the three months ended September 30, 2005 to approximately $0.2 million for the three months ended September 30, 2006. The increase is mainly due to our acquisition of two helicopters since September 30, 2005, and two helicopters which were placed in service during the quarter ended September 30, 2005, three of which are used in our Australian operations and one of which is used in Canada. We have taken delivery of one additional helicopter and expect to take delivery of two additional helicopters currently on order in Canada and to purchase two additional helicopters for use in our Canadian operations and, consequently, we anticipate that depreciation and amortization will continue increase accordingly in future quarters.
     Interest expense. Interest expense increased from approximately $35,000 for the three months ended September 30, 2005 to approximately $78,000 for the three months ended September 30, 2006. The increase was primarily due to Canadian Traffic Network, ULC’s $2.0 million shareholder note, which was incurred subsequent to September 30, 2005. This note was repaid in full on September 7, 2006.
     Other (income) expense. Other (income) expense increased from approximately $6,000 of expense for the three months ended September 30, 2005 to approximately $0.2 million of income for the three months ended September 30, 2006. The increase was primarily due to interest income on the unused proceeds of our IPO. As we use the proceeds from our IPO, we expect our cash balances to decrease and our interest income to decrease accordingly.
     Income tax expense (benefit). Income tax expense increased from approximately $0.1 million of benefit for the three months ended September 30, 2005 to approximately $0.1 million of expense for the three months ended September 30, 2006. The increase was primarily due to the net profit for Australia for the three months ended September 30, 2006 compared to net loss in the comparable period. The effective tax rate in Australia was 31.3% for the three months ended September 30, 2006 and 29.5% for the three months ended September 30, 2005, compared to the statutory federal rate of 30.0%. There was no income tax expense or benefit for the United States or Canada as a valuation allowance has been created for 100% of the tax loss carry forwards.
     Net (loss) income. Net loss increased from a $(0.6) million net loss for the three months ended September 30, 2005 to a net loss of approximately $(0.8) million for the three months ended September 30, 2006. The net loss primarily pertained to losses from Canadian Traffic Network ULC of $(1.0) million. Net (loss) income for The Australia Traffic Network increased from a $(0.3) million net loss for the three months ended September 30, 2005 to net income of approximately $0.1 million for the three months ended September 30, 2006, despite the $0.3 million net increase in corporate overhead discussed under selling, general and administrative expenses. Due primarily to the allocation of its corporate overhead to Australia and Canada and interest income on the unused IPO proceeds, Global Traffic Network, Inc. (the unconsolidated holding company) increased net income from a loss of approximately $(0.1) million for the three months ended September 30, 2005 to net income of approximately $0.1 million for the three months ended September 30, 2006.
     Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from United States dollars to Australian dollars applicable to the three month periods ended September 30, 2006 and 2005 were 0.7541 and 0.7593, respectively. Changes in key operating statistics for our Canadian operations are not presented because our Canadian operations had not yet commenced during the three month period ended September 30, 2005.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2006	2005	(Decrease)
	(In thousands)	(In thousands)
Revenue	$7,312	$5,506	32.8%
Operating expenses	4,756	4,266	11.5%
Selling, general and administrative expenses	2,074	1,536	35.0%
Depreciation and amortization expense	199	167	19.2%
Interest expense	53	46	15.2%
Other (income) expense	(8)	1	900.0%
Income tax expense (benefit)	75	(150)	(150.0)%
Net income (loss)	163	(360)	145.3%

Liquidity and Capital Resources
     At September 30, 2006 the Company’s primary source of liquidity was cash and cash equivalents of approximately $11.5 million. At September 30, 2006 the Company also had approximately $1.5 million available under its overdraft credit line. The overdraft credit line is denominated in Australia dollars and has been translated into US dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
     Operating activities. Cash used in operating activities was approximately $0.3 million for the three months ended September 30, 2006, due mainly to the net loss for the period adjusted for non-cash expenses and partially offset by positive changes in working capital. The loss is attributable to a loss of $1.0 million from our nascent operations in Canada, partially offset by a profit of approximately $0.1 million for the parent company (Global Traffic Network, Inc.) and a profit of approximately $0.1 million for our Australia operations.
     Investing activities. Cash used in investing activities was approximately $0.1 million for the three month period ended September 30, 2006. The cash used for investing activities was for capital expenditures, mainly helicopter equipment purchased for our new helicopter in Australia, which was purchased in the previous quarter. In October 2006, we paid the remaining balance of approximately $0.6 million for a helicopter previously ordered for our Canadian operations and took delivery in November 2006. In addition we made deposits on two additional helicopters with an aggregate purchase price of approximately $1.3 million and expect to purchase two additional helicopters for our Canadian operations at an aggregate estimated cost of approximately $0.7 to $1.3 million. The purchase price of the final two helicopters will be determined by whether we purchase radio or television ships. Currently we do not have any agreements to provide television services to the markets in question.
     Financing activities. Cash used in financing activities was approximately $2.7 million for the three months ended September 30, 2006. The majority of the cash was used to prepay the $2.0 million shareholder note, the maturity date of which was accelerated upon the closing of our IPO and was due March 29, 2007. We chose prepay the note because the interest rate (10%) significantly exceeded the interest income generated by our cash on hand. The remaining cash used for financing activities included $0.6 million to repay our overdraft line of credit and $0.1 million of scheduled principal repayments on our long term debt.
     The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by the Company.

Contractual Commitments
     The table below sets forth our contractual obligations as of June 30, 2006:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Long-Term Debt Obligations	3,843	2,557	913	373	—
Interest on Long-Term Debt Obligations	392	265	110	17	—
Operating Lease Obligations	1,984	463	509	488	524
Station Obligations	12,850	6,312	6,538	—	—

Total	$19,069	$9,597	$8,070	$878	$524
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
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our annual report on Form 10-K (SEC File No. 333-130417) filed with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percent decrease in the interest rates we earn on these balances would reduce interest income approximately $0.1 million on annual basis based on the balances at September 30, 2006. We have no derivative financial instruments in our cash and cash equivalents. Our total outstanding long-term debt as September 30, 2006 was approximately $1.7 million. Of the outstanding long-term debt, only approximately $0.3 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. In addition, we had no money outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk. Assuming our level of borrowings (including the bank overdraft line of credit) as of September 30, 2006, a one percentage point increase in interest rates under these borrowings would have increased our interest expense approximately $3,000 annually.
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
          None
     Use of Proceeds
     The SEC declared the Company’s registration statement filed on Form S–1 under the Securities Act (File No. 333–130417) effective on March 23, 2006, in connection with the IPO. The underwriter for the IPO was Feltl and Company. The aggregate net proceeds of the offering was approximately $19.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.
          As of June 30, 2006, the Company had remaining proceeds from the IPO of approximately $14.6 million. During the quarter ended September 30, 2006, the Company used approximately $3.2 million of the proceeds from the IPO, including: $2.0 million to repay a shareholder note payable; approximately $0.6 million in connection with paying off the Company’s overdraft line of credit (which now has approximately $1.5 million available to the Company); and approximately $0.6 million for general working capital purposes, which included funding the Company’s $0.8 million loss for the quarter. Except for employee salaries paid in the ordinary course and the repayment of the shareholder note, none of the IPO proceeds used during the quarter ended September 30, 2006 were directly or indirectly paid to any of the Company’s directors, officers, their respective associates, 10% shareholders or affiliates. As of September 30, 2006, the Company had remaining proceeds from the IPO of approximately $11.4 million.
Item 5 Other Information.
     Results of Operations and Financial Condition.
     The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On November 14, 2006, Global Traffic Network, Inc. issued a press release reporting the financial results for its first quarter ended September 30, 2006. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
     Other Events.
     On October 19, 2006 the Company formed a wholly owned subsidiary, Global Traffic Network (UK) Limited (“UKTN”) for the purposes of expanding the Company’s traffic operations into the United Kingdom. In November 2006, UKTN began to offer employment to individuals in the United Kingdom in anticipation of commencing operations in London and certain other cities in England. UKTN has not yet contracted with any radio station to provide traffic services.
Item 6. Exhibits
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated November 14, 2006.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.

By:	/S/ William L. Yde III

Name:	William L. Yde III
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/S/ Scott E. Cody

Name:	Scott E. Cody
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2006

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated November 14, 2006.