Form 10-Q
period 2007-03-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2007-05-15
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 11, 2007, the registrant had 12,870,000 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$8,435	$14,649
Accounts receivable net of allowance for doubtful accounts of $88 and $11 at March 31, 2007 and June 30, 2006	6,516	4,715
Prepaids and other current assets	1,373	350
Income tax receivable	3	26
Deferred tax assets	153	134

Total current assets	16,480	19,874

Property and equipment, net	6,125	4,188
Intangibles	31	29
Deferred tax assets	132	87
Other assets	119	110

Total assets	$22,887	$24,288

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Bank overdraft line of credit	$—	$611
Accounts payable and accrued expenses	6,274	3,872
Deferred revenue	36	—
Income taxes payable	611	132
Current portion of long term debt	632	557
Current portion of shareholder notes payable	—	2,000

Total current liabilities	7,553	7,172
Long term debt, less current portion	934	1,286
Other liabilities	410	222

Total liabilities	8,897	8,680
Shareholders’ Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 12,870,000 shares issued and outstanding as of March 31, 2007 and June 30, 2006	13	13
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of March 31, 2007 and June 30, 2006	—	—
Additional paid in capital	18,379	18,169
Accumulated other comprehensive income	566	314
Accumulated deficit	(4,968)	(2,888)

Total shareholders’ equity	13,990	15,608

Total liabilities and shareholders’ equity	$22,887	$24,288

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$7,609	$4,537	$21,939	$13,873

Operating expenses	5,837	3,886	15,627	10,523
Selling, general and administrative expenses	2,836	1,600	7,379	4,631
Depreciation and amortization expense	224	156	651	414

Net operating loss	(1,288)	(1,105)	(1,718)	(1,695)
Interest expense	30	103	140	220
Other (income)	(170)	(33)	(475)	(59)

Net loss before income taxes	(1,148)	(1,175)	(1,383)	(1,856)
Income tax expense (benefit)	161	(67)	697	(47)

Net loss	$(1,309)	$(1,108)	$(2,080)	$(1,809)

Loss per common share:
Basic and diluted	$(0.10)	$(0.13)	$(0.16)	$(0.21)
Weighted average common shares outstanding:
Basic and diluted	12,870,000	8,837,778	12,870,000	8,610,949
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months
	Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,080)	$(1,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	651	414
Allowance for doubtful accounts	77	10
Non-cash compensation expense	210	5
Gain on disposal of asset	(66)	—
Changes in assets and liabilities:
Accounts receivable	(1,478)	(66)
Deferred taxes, net	(42)	(32)
Prepaid and other current assets and other assets	(392)	(313)
Accounts payable and accrued expenses and other liabilities	2,181	1,621
Deferred revenue	36	(99)
Income tax refund	25	—
Income taxes payable	446	(409)

Net cash used in operating activities	(432)	(678)

Cash flows from investing activities:
Purchase of property and equipment	(2,829)	(1,053)

Net cash used in investing activities	(2,829)	(1,053)

Cash flows from financing activities:
Repayment of long term debt	(422)	(498)
Net (repayments) proceeds of bank overdraft line of credit	(611)	1,436
Borrowings from shareholders	—	2,000
Dividends paid	—	(275)
Repayment of shareholder notes payable	(2,000)	(22)
Repayment of shareholder promissory notes	—	(1,400)
Due from related parties, net	—	(4)
Proceeds from issuance of stock	—	4
Proceeds from initial public offering of stock, net	—	16,494

Net cash (used in) provided by financing activities	(3,033)	17,735
Effect of exchange rate changes on cash and cash equivalents	80	(67)

Net (decrease) increase in cash and cash equivalents	(6,214)	15,937
Cash and cash equivalents at beginning of fiscal period	14,649	51

Cash and cash equivalents at end of fiscal period	$8,435	$15,988

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$140	$176

Income taxes	$300	$396

Non-cash financing and investing activities:
Property acquired under long-term debt	$—	$63
Property acquired other than for cash	$75	$—

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
Information as of March 31, 2007 and for the nine months ended March 31, 2007 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (the “Company”) is a Delaware corporation that was formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network, ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of the Company’s formation, ATN was a separate entity controlled by the same shareholders as the Company. On December 13, 2005, the Company entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which the Company exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of the Company’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of the Company.
NOTE 2 — Basis of Presentation
     The accompanying consolidated balance sheet as of March 31, 2007, the consolidated statements of income for the three and nine month periods ended March 31, 2007 and 2006, and the consolidated statements of cash flows for the nine month periods ended March 31, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended June 30, 2006. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2006, included in the Company’s annual report on Form 10-K (SEC File No. 333-130417) filed with the Securities and Exchange Commission. Interim financial statements do not include all the disclosures required in the audited annual statements.
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
     The consolidated financial statements consist of the Company and its three wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly owned subsidiary, CTN, and Global Traffic Network (UK) Limited (“UK”). As of July 5, 2005 the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. On October 19, 2006 the Company formed a wholly subsidiary Global Traffic Network (UK) Limited (“UK”) to operate the Company’s business in the United Kingdom. As of October 19, 2006, the consolidated financial statements consist of the Company, ATN, UK and GTC, as well as GTC’s wholly owned subsidiary CTN. As of March 31, 2007, UK had not contracted to provide services to any radio or television stations. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at March 31, 2007 or June 30, 2006.
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
     Contractual station commitments are as follows:

	March 31,	June 30,
	2007	2006
	(Unaudited)
Year 1	$14,671	$6,312
Year 2	6,039	5,655
Year 3	215	883
Year 4	—	—
Year 5	—	—
Thereafter	—	—
e) Cash and cash equivalents
     The company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
f) Accounts Receivable
     Accounts receivable are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $88 and $11 has been established for the periods ended March 31, 2007, and June 30, 2006.
Allowance for Doubtful Accounts

	Balance at			Balance at
	beginning of	Additions	Deductions	end of
	period	Expense	Write-offs	period
Nine months ended March 31, 2007 (unaudited)	$11	$83	$(6)	$88
Year ended June 30, 2006	$—	$63	$(52)	$11

g) Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Recording, broadcasting and studio equipment	5 years
Furniture, and equipment and other	5 years
Motor vehicles	7 years
Helicopters and fixed wing aircraft	8 years
Helicopter engine rebuilds	3 years
     Leasehold improvements and leased assets are amortized over the shorter of the lease term or the asset’s useful life. Depreciation expense was $651 and $414 for the nine month periods ended March 31, 2007 and 2006. Maintenance, repairs and minor replacements are charged to operations as incurred. Major replacements and betterments are capitalized and amortized over their useful lives.
h) Intangible assets
     Intangible assets reflected on the balance sheets primarily consist of costs relating to obtaining aircraft licenses. Due to the long term and indefinite nature of these assets, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of March 31, 2007 and June 30, 2006, there was no impairment of the assets. Amortization expense was $0 for both nine month periods ended March 31, 2007 and 2006.
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
j) Per share data
     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the fiscal year. For the year ended June 30, 2006 and the periods ended March 31, 2007 and 2006, there were common equivalent shares outstanding due to the issuance of stock options during the periods, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares. Common stock equivalents are not taken into account for the calculation of diluted earnings per share for those periods with negative net income since they are anti-dilutive. Options and warrants with an exercise price greater than the average stock price for the period are also excluded from diluted shares since they would be anti-dilutive. As a result of the Company’s negative net income for the three and nine months periods ending March 31, 2007 and 2006, all common stock equivalents were anti-dilutive and, therefore, were not included in the calculation of diluted earnings per share.
k) Fair value of financial instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short-term maturities. The carrying amounts of the Company’s shareholder notes payable and long-term debt approximate fair value of these obligations based upon management’s best estimate of interest rates that would be available for similar debt obligations as of March 31, 2007 and June 30, 2006.

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
     In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company adopted SAB 108 effective July 1, 2006.
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
     As of March 31, 2007, the majority of the Canadian radio stations with which the Company has contracted to provide radio traffic reports are owned by one company. The sale of such inventory constitutes a majority of the Company’s Canadian revenue. The agreement between the Company and the owner of such stations governs the Company’s delivery of radio traffic reports in seven different Canadian markets for three year terms that commence on various dates between November 2005 and January 2006, depending on the market. However, either party may terminate the agreement after eighteen months by giving six months notice, effectively making the agreement a two year agreement if such notice is given.
p) Deferred offering costs
     Deferred offering costs primarily consist of costs related to the IPO. As of the closing of the IPO, the deferred offering costs were offset against the proceeds of the IPO and the difference between the gross IPO proceeds less expenses related to the IPO (including the deferred offering costs) was credited to shareholders’ equity.

NOTE 4 — Related Party Transactions
     ATN had entered into a management agreement with Wisconsin Information Systems, Inc., an Ohio corporation doing business as Milwaukee Traffic Network (“MTN”), which is owned by certain shareholders of the Company. ATN had historically compensated MTN with an annual fee as determined by the board of directors. Additionally, the management agreement provided MTN the opportunity to earn an incentive bonus if ATN exceeded pre-determined targeted cash flows approved by the board of directors of ATN. For the fiscal year ended June 30, 2006, ATN paid MTN $337 pursuant to this management agreement. For the nine month periods ended March 31, 2007 and 2006, ATN paid MTN $0 and $337, respectively. The management agreement was terminated on March 31, 2006.
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the year ended June 30, 2006, the Company paid these stockholders $466. For the nine month periods ended March 31, 2007 and 2006, the Company paid these related parties $470 and $284 respectively. The majority of these payments pertain to salaries paid to these stockholders and their relatives for their services as employees of the Company.
     In addition to the services described above, on November 9, 2005, CTN entered a mutual sales representation agreement with a stockholder under which both parties agree to market the others commercial spot inventory in their respective markets. For the year ended June 30, 2006, CTN recognized net revenues of $44 and incurred $1 of expense due to bad debt. For the nine month periods ended March 31, 2007 and 2006, CTN recognized net revenues of $86 and $7, respectively.
     The Company has also entered into note payable agreements with certain stockholders. (see Note 8)
NOTE 5 — Property and Equipment, Net
     Property and equipment, net is as follows as of March 31, 2007 and June 30, 2006:

	March 31,	June 30,
	2007	2006
	(Unaudited)
Helicopters and fixed wing aircraft	$5,827	$3,588
Recording, broadcasting and studio equipment	1,532	1,304
Furniture and equipment and other	845	666
Less: Accumulated depreciation and amortization	2,079	1,370

Property and equipment, net	$6,125	$4,188
Plant and equipment held as security under specific loans:	$1,943	$1,773

NOTE 6 — Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of March 31, 2007 and June 30, 2006:

	March 31,	June 30,
	2007	2006
	(Unaudited)
Trade payables	$4,546	$2,936
Accrued payroll expenses	1,114	640
Accrued expenses and other liabilities	614	296

Total	$6,274	$3,872

NOTE 7 — Long Term Debt
     Long-term debt consists of the following as of:

	March 31,	June 30,
	2007	2006
	(Unaudited)
Term loan with bank, bearing variable interest rate of ANZ Mortgage Index rate plus .33% (8.75% at March 31, 2007), monthly principal and interest payments of $13 secured by all Company assets, matures on June 30, 2008	$216	309
Financial leases with financing company, bearing fixed interest of 7.67% and 6.99%, monthly principal and interest payments of $2 and $2, secured by automobiles, matures August 25, 2010 and April 16, 2008	89	108
Note payable to bank, bearing fixed interest of 8.43%, monthly principal and interest payments of $12, secured by a helicopter, matures November 6, 2008	220	288
Notes payable to bank bearing fixed interest of 6.97%, Monthly principal and interest payments of $27, secured by 2 helicopters, matures September 6, 2010	1,041	1,138

	1,566	1,843
Less current portion	632	557

Long term debt less current portion	934	1,286

     On April 3, 2005, the Company increased its existing over draft line of credit facility from $1,525 to $2,287 (“new facility”) until September 9, 2005, at which time it reverted to its original amount. Interest on the new facility is variable at the ANZ Mortgage Index rate plus .83% (9.25% at March 31, 2007) and is secured by all ATN’s assets. The new facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. The covenants are measured annually as of June 30. In connection with the closing of the new facility, the Company utilized $1,372 of the facility to purchase two new helicopters. The next review date for the over draft line of credit was May 12, 2007. While the Company has not received formal extension of the review date, the Company has received indication from the bank that the review date will be extended.
     On September 6, 2005, the helicopters were refinanced under $1,372 bank term loans (“Helicopter II Loan”). The Helicopter II Loan has a fixed interest rate of 6.97% with principal and interest payments due under a 60 month amortization schedule and is secured by the two helicopters. The balance of the bank overdraft was $611 at June 30, 2006 and, based on the rates of exchange on that date, $874 was available to the Company. The balance of the bank overdraft was $0 on March 31, 2007 and, based on the rates of exchange on that date, $1,617 was available to the Company.
     The aggregate maturities of long term debt as of March 31, 2007 and June 30, 2006, are as follows (excluding market value adjustments, if any):

	March 31,	June 30,
	2007	2006
	(Unaudited)
Year 1	$632	$557
Year 2	444	570
Year 3	342	343
Year 4	148	320
Year 5	—	53
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
     For the year ended June 30, 2006 the Company incurred interest expense of $126 under the CTN shareholder note payable. For the nine month periods ended March 31, 2007 and 2006 the Company incurred interest expense of $38 and $76 respectively under the CTN shareholder note payable.
     On September 7, 2006 the Company repaid the CTN shareholder note payable in full.
     ATN issued notes payable to shareholders in order to fund the start of its operations and later to fund its cash needs. These notes were issued between 1998 and 2004. Each note bore interest at 5% and the interest was due upon maturity of the notes as stipulated in the note payable agreements. During the year ended June 30, 2006, ATN incurred interest expense of $1 under shareholder notes payable. For the nine month periods ended March 31, 2007 and 2006, the Company incurred interest expense of $0 and $1, respectively, under shareholder notes payable.
     The balance of notes payable in respect of directors at June 30, 2006 and at March 31, 2007 was $0 and $0, respectively. The interest expense in respect of notes held by directors during the year ended June 30, 2006 and the nine month periods ended March 31, 2007 and 2006 was: $0, $0 and $0, respectively.
     During September 2005, ATN repaid all outstanding shareholder notes payable and the related interest in full.

NOTE 9 — Income Taxes
     Income tax expense consists of the following:

		Nine months			Year
		Ended			June 30,
		March 31,			Ended
		2007			2006
		(Unaudited)
	Domestic	Foreign	Total	Domestic	Foreign	Total
Income tax provision	$95	$761	$856	$—	$128	$128
Current deferred tax asset (liability), net	37	(19)	18	(78)	(58)	(136)
Non-current deferred tax asset (liability), net	(74)	(91)	(165)	(24)	(6)	(30)
Tax carried forward losses	55	(1,180)	(1,125)	(235)	(864)	(1,099)

Valuation allowance	(113)	1,226	1,113	337	888	1,225

Income tax expense	$—	$697	$697	$—	$88	$88
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheets and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Period ended	Year ended
	March 31,	June 30,
	2007	2006
	(Unaudited)
Deferred tax assets:
Depreciation	$100	$43
Deferred rent	47	43
Capital losses	4	4
Foreign tax credit	132	132
Stock option expense	91	18
Accrued expenses and other	211	161
Tax carried forward losses	2,184	1,154

Total deferred tax assets	2,769	1,555

Deferred tax liabilities
Prepaid expenses	91	54

Total deferred tax liabilities	91	54

Net deferred tax assets before valuation allowance	2,678	1,501
Valuation allowance	(2,393)	(1,280)

Net deferred tax assets	$285	$221

	Nine months	Year
	Ended	Ended
	March 31,	June 30,
	2007	2006
	(Unaudited)
Income tax expense consists of the following:
Domestic	$—	$—
Foreign	697	88
Income tax expense	$697	$88
     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is:

	Nine months	Year
	Ended	Ended
	March 31,	June 30,
	2007	2006
	(Unaudited)
Federal statutory rate	35.0%	35.0%
State taxes net of federal benefit	0.6	0.2
Differences between U.S. and foreign tax rates	(5.6)	1.1
Permanent differences between book and tax income	0.1	2.8
Impact of valuation allowance	(80.5)	(42.1)

Effective tax rate	(50.4)%	(3.0)%
     Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset for Global Traffic Network, Inc. (unconsolidated) (“GTN”), CTN and UK at March 31, 2007 and GTN and CTN at June 30, 2006. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company has recorded a valuation allowance for the deferred tax assets of ATN at March 31, 2007 and June 30, 2006 of $4 and $4, respectively.
NOTE 10 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of March 31, 2007 and June 30, 2006:

	March 31,	June 30,
	2007	2006
	(Unaudited)
Year 1	$906	$463
Year 2	359	253
Year 3	369	256
Year 4	344	265
Year 5	299	223
Thereafter	622	524
     Total rent expense charged to operating expenses for the fiscal year ending June 30, 2006 was $414. Total rent expense charged to operating expenses in the accompanying statements of income for the nine months ended March 31, 2007 and 2006 was $371 and $293, respectively.

     With respect to ATN’s leased office premises in Sydney, should ATN vacate the premises prior to the expiration of the lease term, ATN will be required to make the following payments to the lessor:

Vacation of premises prior to:
September 8, 2007	$98
September 8, 2008	$72
September 8, 2009	$45
September 8, 2010	$18
     In March 2007, the Company made a $35 deposit on the purchase of a helicopter. The total purchase price is approximately $685. The Company is scheduled to take delivery of the helicopter in May 2007. The Company can cancel the purchase of the helicopter by forfeiting the deposit.
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
NOTE 12 — Stock Based Compensation
     On September 30, 2005, the Company’s board of directors adopted the Global Traffic Network, Inc. 2005 Stock Incentive Plan (the “Plan”). Under the Plan, there are an aggregate of 1,200,000 shares of common stock available for issuance, of which 635,000 and 325,000 were outstanding under previously issued incentive grants as of March 31, 2007 and June 30, 2006, respectively. Options granted under the Plan vest in equal annual installments over three years and expire after ten years from the date of the grant.
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee, contractor and director stock options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan. The fair value of these options that were still outstanding as of March 31, 2007 was estimated at the dates of the grants using the Black-Scholes option pricing model with the following assumptions (no options were issued during any period prior to January 1, 2006):

	Issued Three	All grants
	Months ended	as of
	March 31,	March 31,
	2007	2007
Risk-free interest rate	4.53-4.71%	4.53-5.12%
Volatility factor	60.35-61.94%	32.52-65.89%
Dividend yield	—	—
Option price	$4.05-5.25	$4.05-6.28
Weighted average expected life of options	6 years	6 years
Weighted average grant date fair value per option	$2.87	$2.55

     The Company’s outstanding stock options as of March 31, 2007 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Fair
	Shares	Price	Term	Value
Balance, June 30, 2006	325,000	$5.22	9.79 years	$702
Grants	335,000	4.71	9.84 Years	972
Exercised	—	—	—	—
Forfeitures/expirations	(25,000)	$5.00	8.98 years	$(52)
Balance, March 31, 2007	635,000	$4.96	9.46 years	$1,622
Exercisable, March 31, 2007	66,668	$5.00	8.98 years	$138
     Based on the following assumptions, the expense with regards to all options issued and outstanding as of March 31, 2007 is $1,622 and the expense with regards to options issued during the three month period ended March 31, 2007 is $575, which will be expensed by the straight line method over the three year vesting period of the options. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the lack of history with regards to forfeitures as of March 31, 2007. Prior to the three month period ended March 31, 2007, the only previous forfeiture was due to an outside director becoming an employee of the Company and the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the year ended June 30, 2006 is $53. The expense for the nine months periods ended March 31, 2007 and 2006 is $210 and $5 and is included in selling, general and administrative expenses on the accompanying statements of income. The intrinisic value of the options granted during the three month period ending March 31, 2007 and all options outstanding as of March 31, 2007 is $116 and $285, respectively. The intrinsic value of options exercisable at March 31, 2007 is $22.
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
     Subsequent to March 31, 2007, 60,000 additional stock options have been granted to individuals in connection with the commencement of their employment or per their employment arrangement.
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
NOTE 14 — Segment Reporting
     The Company operates in two geographic areas, Australia and Canada, through its wholly owned subsidiaries ATN and GTC, which operates through its wholly owned subsidiary CTN. Select income statement information and capital expenditures for the three and nine months ended March 31, 2007 and the year ended June 30, 2006 and select balance sheet information as of March 31, 2007 and June 30, 2006 is provided below. The All Other category consists primarily of expenses and assets of GTN and UK.

Three and nine months ended March 31, 2007 (unaudited)

	Australia				Canada				All Other				Total
	Three	Three	Nine	Nine	Three	Three	Nine	Nine	Three	Three	Nine	Nine	Three	Three	Nine	Nine
	Months	Months	Months	Months	Months	Months	Months	Months	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Revenues	7,009	4,440	19,895	13,776	600	97	2,044	97	—	—	—	—	7,609	4,537	21,939	13,873
Interest expense	30	54	102	144	—	49	38	76	—	—	—	—	30	103	140	220
Depreciation/amortization	177	136	518	390	47	20	133	24	—	—	—	—	224	156	651	414
Income tax expense (benefit)	161	(67)	697	(47)	—	—	—	—	—	—	—	—	161	(67)	697	(47)
Segment profit (loss)	369	(163)	1,604	(132)	(1,350)	(838)	(3,337)	(1,369)	(328)	(107)	(347)	(308)	(1,309)	(1,108)	(2,080)	(1,809)
Expenditure for segment assets	167	68	400	250	1,006	134	2,429	866	—	—	—	—	1,173	202	2,829	1,116

	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Segment assets	12,193	6,523	5,036	945	5,658	16,164	22,887	23,632
Deferred tax assets, net	285	217	—	—	—	—	285	217
Year ended June 30, 2006

	Australia	Canada	All Other	Total
Revenues	19,007	495	—	19,502
Interest expense	193	126	—	319
Depreciation/amortization	530	57	—	587
Income tax expense	88	—	—	88
Segment profit (loss)	165	(2,601)	(560)	(2,996)
Segment assets	8,037	1,597	14,654	24,288
Deferred tax assets, net	221	—	—	221
Expenditure for segment assets	1,023	965	—	1,988
NOTE 15 — Contingencies
In October 2006, ATN received a draft lawsuit from a terminated employee alleging, among other things, misrepresentations by ATN and breach of contract. The Company has accrued an amount it has estimated may be necessary to settle the claim, but as of the date of the financial statements, it is not possible to estimate the Company’s liability above this accrual, if any, should the lawsuit proceed.

NOTE 16 — Asset Disposal Outside the Ordinary Course
     On February 2, 2007, a helicopter owned by Canadian Traffic Network ULC, but operated by a third party, crashed during a maintenance flight. None of our employees and no personnel of our network affiliates were in the helicopter at the time of the accident. The net book value of the helicopter at the time of the accident was $576 and the Company expects substantially all of the cost of replacing the helicopter and any other expenses related to the accident, less applicable deductibles, will be covered by the third party insurance. Based on the expected insurance proceeds, the Company has recognized a gain of $66 on disposal of the helicopter. The Company has made a $35 deposit on a replacement helicopter, with an expected purchase price of approximately $685. The Company can cancel the purchase by forfeiting the deposit.
NOTE 17 — Subsequent Events
     Effective April 2, 2007, CTN purchased substantially all the assets of Wise Broadcasting Network Inc. (“Wise”) for approximately $347. Wise provided traffic, news, business, weather and sports reports to radio stations in exchange for commercials that Wise sold to advertisers. Wise also provided content and sold advertising for digital signage. On the same date, CTN also granted stock options and entered into a three year employment agreement with the president and sole shareholder of Wise. It is anticipated that the operations of Wise will be combined with the existing operations of CTN since the majority of the stations are in markets either served by CTN or in the same region as markets served by CTN.
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
     On October 19, 2006, we formed a wholly owned subsidiary, Global Traffic Network (UK) Limited (“UK Traffic Network”), for our operations in the United Kingdom. Although we have entered into contracts with several employees, we have not yet contracted with any radio or television stations to provide our services in the United Kingdom.
     We are a holding company and conduct no operations. Unless we indicate otherwise, the discussions below regarding our financial condition and results of operations presents information on a consolidated basis which assumes that the Share Exchange had been completed prior to the periods discussed such that The Australia Traffic Network and Global Traffic Canada, Inc. were each wholly-owned subsidiaries of ours throughout such periods. In that regard, our consolidated balance sheet data as of March 31, 2007 and June 30, 2006 reflect the Share

Exchange and discussions regarding our financial information reflect such information on a consolidated basis giving effect to the Share Exchange. Balance sheet information for periods prior to the Share Exchange does not reflect the issuance of the Share Exchange Notes. In each case, all inter-company transactions and balances have been eliminated.
      The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three categories based on the content of the report and the medium in which it is delivered.
•	Radio traffic reports: Through our information-gathering infrastructure and the use of external traffic information services, we provide daily scheduled customized traffic reports to radio stations that contract to receive our services.

•	Radio news reports: In July 2005, we began building upon our radio traffic reports platform by providing general news reports that complement our customized traffic reports.

•	TV reports: In early 2005, we began providing regularly scheduled video traffic reports to television stations. In addition, because our aircraft are often already in the air covering traffic conditions, they are often first to arrive at the scene of a breaking news story. In a strategic effort to expand our reach into the television markets, we have been using this on-the-scene presence to compile video footage of such breaking news, which we provide to television stations that contract for our regularly scheduled TV reports.

     The radio stations that contract to receive our radio traffic reports and radio news reports become members of our “Radio Network.” Likewise, the television stations that contract to receive our TV reports become members of our “TV Network.” Collectively, we refer to the members of these Networks as our “network affiliates.” We offer all three categories of information reports to our network affiliates in Australia, but as of March 31, 2007 we only provide radio traffic reports and TV reports to our network affiliates in Canada. Effective April 2, 2007, Canadian Traffic Network acquired substantially all the assets of Wise Broadcasting Network Inc. after which we commenced providing news, weather, sports and business information reports to radio stations on a limited basis. We have signed an agreement to provide TV reports to five television stations in five of our Canadian markets. We currently provide TV reports under this contract to two of the television stations and expect to commence providing TV reports to the remaining three stations shortly. We intend to add radio news reports and TV reports in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves.
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
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $19.9 million, or 91%, of our fiscal year 2007 revenue through March 31, 2007. Approximately $15.3 million or 70% of our fiscal year 2007 revenue has been generated from the sale of commercial airtime inventory received in exchange for our radio traffic reports in Australia. We expect to accumulate increasing amounts of commercial airtime inventory from our Australian operations as we continue to expand the provision of radio news reports and TV reports in Australia. We began accumulating commercial airtime inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. As of March 31, 2007 we had operations in seven Canadian cities, (Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton and Winnipeg). As commercial airtime inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial airtime inventory in the same manner as we have sold commercial airtime inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial airtime inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo Pty Ltd, the largest radio broadcaster in Australia (“Austereo”), as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial airtime inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience similar delays in realizing revenues from the sale of commercial airtime inventory attributable to radio news reports and TV reports in Australia and our provision of radio traffic reports and TV reports in Canada.
      Our Expenses
     Our expenses are primarily comprised of three categories: operating expenses, selling expenses and general and administrative expenses. Operating expenses consists of all expenses related to the gathering, producing, and broadcasting of our information reports, including aviation costs and expenses, salaries and benefits for our on-air personalities who deliver the information reports and station compensation. Aviation costs relate to the costs of our airborne surveillance, an integral part of our information gathering, and consist both of payments to outside vendors to lease aircraft, as well as the operating costs (including fuel, maintenance, and insurance costs) associated with the operation of our fleet of owned aircraft. Our fleet of leased and owned aircraft currently consists of:

	Australia		Canada
	Leased	Owned	Leased	Owned
Fixed Wing Aircraft	4	1	3	0
Helicopters	0	4	2	4
We currently have a deposit on one helicopter that will replace an owned helicopter in Canada that was destroyed during a maintenance flight accident (see footnotes to our unaudited financial statements for the period ended March 31, 2007). This helicopter is not included in the table above. We anticipate using insurance proceeds to pay for this helicopter and we expect to take delivery of it in May 2007. As our Canadian operations expand, we intend to purchase two additional helicopters to replace our two leased helicopters in Canada. Until we are able to purchase the number of helicopters necessary to support our operations, we intend to continue to lease such helicopters. Station compensation consists of the reimbursement of expenses incurred by the stations that would otherwise be incurred by us as part of providing services to the station and the purchase of commercial airtime inventory. Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial airtime inventory. General and administrative expenses consists of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate executive officers, compensation expense related to stock options and legal and accounting fees. Expenses other than selling expenses are generally spread evenly over the applicable fiscal year.
     Although we incurred expenses in fiscal year 2005 related to our provision of TV reports in Australia and start-up costs for our Canadian operations, because our provision of radio traffic reports in Australia has comprised almost all of our historical operations, substantially all of our historical expenses prior to the year ending June 30, 2005 were associated with the provision of such services and sales efforts related to the resulting commercial airtime inventory. Commencing in July 2005, however, we began incurring additional expenses attributable to the introduction of radio news reports and the continued expansion of the provision of TV reports in Australia, as well as expenses related to our start-up Canadian operations. Recently, we have begun to incur expenses related to attempting to commence operations in the United Kingdom.
      Basis of Presentation
     We have derived substantially all of our revenue to date from our Australian and Canadian operations. However, the financial information contained in this Form 10-Q, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars, or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates from Australian dollars, Canadian dollars and British pounds to United States dollars applicable to our income statement data for each of the three months periods ended September 30 and December 31, 2006 and 2005 and March 31, 2007 and 2006, and applicable to our balance sheet data as of March 31, 2007 and June 30, 2006 are set forth below:
Australia

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended March 31, 2007	0.7863	March 31, 2007	0.8086
Three month period ended December 31, 2006	0.7718
Three month period ended September 30, 2006	0.7541
Three month period ended March 31, 2006	0.7394
Three month period ended December 31, 2005	0.7437
Three month period ended September 30, 2005	0.7593
		June 30, 2006	0.7423
Canada

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended March 31, 2007	0.8534	March 31, 2007	0.8666
Three month period ended December 31, 2006	0.8776
Three month period ended September 30, 2006	0.8922
Three month period ended March 31, 2006	0.8693
Three month period ended December 31, 2005	0.8521
Three month period ended September 30, 2005	0.8315
		June 30, 2006	0.8958
United Kingdom

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended March 31, 2007	1.9551	March 31, 2007	1.9678
Three month period ended December 31, 2006	1.9174

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

Results of Operations
      Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006
     During the three months ended March 31, 2006, in excess of 80% of our expenses resulted from our provision of radio traffic, radio news and television reports to network affiliates in Australia and approximately 98% of our revenues were derived from sales of commercial airtime inventory acquired by us in exchange for such reports and, in some cases, cash consideration. Our operating results for the three months ended March 31, 2007 reflect our provision of radio traffic reports, radio news reports and TV reports in Australia, the provision of radio traffic reports and TV reports in Canada, corporate overhead and preliminary costs associated with expansion into the United Kingdom.
     Revenue. Revenue increased from approximately $4.5 million for the three months ended March 31, 2006 to approximately $7.6 million for the three months ended March 31, 2007, an increase of approximately 68.9%. The increase in revenue was primarily driven by $2.6 million increase in revenue from our Australian operations. Additionally, revenue from the sale of inventory related to our Canadian operations increased to $0.6 million from $0.1 million in the previous year quarter. Our Australian revenue increase consisted of approximately $2.1 million from our radio network and $0.5 million from our TV network in Australia. The increase in revenue from our Australian radio network was approximately $1.5 million from our traffic network and $0.6 million from our news network.
     Operating expenses. Operating expenses increased from approximately $3.9 million for the three months ended March 31, 2006 to approximately $5.8 million for the three months ended March 31, 2007, an increase of approximately 48.7%. Approximately, $0.7 million of the increase pertains to our operations in Canada. During the three months ended March 31, 2006, we only broadcast traffic reports in one of our seven markets for the entire quarter and only operated six of the markets for any portion of the quarter. During the three months ended March 31, 2007, we provided traffic reports to 36 radio stations in seven Canadian markets (Toronto, Vancouver, Montreal, Edmonton, Calgary, Winnipeg, Hamilton) and provided TV reports to our initial television network affiliate. Approximately $1.1 million of the increase pertained to our Australian operations. Of that amount approximately $0.4 million pertained to providing traffic reports, $0.6 million pertained to our news operations and $0.1 million pertained to our TV operations. The increase in traffic operations expenses were primarily a result of increases in station compensation. The majority of the increase from news operations pertained to increases in station compensation due to scheduled increases under existing station contracts and the addition of news affiliates subsequent to March 31, 2006. We had 10 news network affiliates during the quarter ended March 31, 2006 and had 19 news network affiliates during the quarter ended March 31, 2007. The increase in TV operations expense pertained primarily to the cost of affiliating Channel 9 in Sydney, Melbourne and Perth. Approximately $0.1 million of the increase pertains to the United Kingdom, mainly the cost of personnel hired to obtain radio station affiliates and set-up operations. If we are successful in procuring radio and television affiliates in the United Kingdom, we will incur significant additional operating costs. Such costs can not be reasonably estimated unless and until such agreements are negotiated.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $1.6 million for the three months ended March 31, 2006 to approximately $2.8 million for the three months ended March 31, 2007, an increase of approximately 75.0%. Approximately $0.4 million of the increase pertains to corporate overhead, including costs associated with the expansion of our corporate staff to hire an executive vice president /director of international sales, compensation expense relating to stock options and costs related to being a public company incurred during the three months ended March 31, 2007. Because our IPO became effective March 23, 2006, we were not greatly impacted by being a public company during three months ended March 31, 2006. Expense from the granting of employee and director stock options was approximately $0.1 million for the three months ended March 31, 2007 and $5,000 for the three months ended March 31, 2006. We expect that our corporate overhead costs will continue at current levels for the foreseeable future. Effective July 1, 2006, we began to allocate our corporate overhead costs to the Australian and Canadian operating companies. The amount allocated for the three month period ended March 31, 2007 was approximately $478,000 to The Australia Traffic Network and $113,000 to Canadian Traffic Network ULC. The net impact to The Australia Traffic Network as a result of this allocation, after factoring in the $0.1 million management fee charged to The Australia Traffic Network by the Milwaukee Traffic Network for the three month period ended March 31, 2006, was an increase in selling, general and administrative expenses of approximately $0.4 million. Selling, general and administrative expenses increased approximately $0.3 million in Canada primarily due to approximately $0.1 million increased sales costs associated with the increased staffing of our sales department, $0.1 million severance costs (net of salary savings) related to the termination of employment of Canadian Traffic Network’s president and $0.1 million corporate overhead discussed above. As discussed in operating expenses, during the three months ended March 31, 2006, all of our initial Canadian markets were not operational for the entire three month period. Selling, general and administrative expenses related to our expansion into the United Kingdom was approximately $0.2 million for three months ended March 31, 2007, which primarily consisted of legal costs. If we are successful in procuring radio and television station contracts in the United Kingdom, we will incur significantly higher costs than were incurred in the three months ended March 31, 2007. Selling, general and administrative expenses increased approximately $0.3 million in Australia due to higher sales personnel costs primarily associated with increased sales during the period. Sales expense as a percentage of revenue in Australia decreased from approximately 15.3% for the three months ended March 31, 2006 to approximately 14.0% for the three months ended March 31, 2007.

     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $156,000 for the three months ended March 31, 2006 to approximately $224,000 for the three months ended March 31, 2007. The increase is mainly due to our acquisition of additional helicopters since March 31, 2006, and additional helicopters which were placed in service during the nine months ended March 31, 2006. We took delivery of two additional helicopters during the three months ending March 31, 2007 and expect to take delivery of another additional helicopter currently on order in Canada. We currently anticipate purchasing two additional helicopters for use in our Canadian operations and, consequently, we anticipate that depreciation and amortization will continue to increase accordingly in future quarters.
     Interest expense. Interest expense decreased from approximately $103,000 for the three months ended March 31, 2006 to approximately $30,000 for the three months ended March 31, 2007. The decrease was primarily due to Canadian Traffic Network, ULC’s $2.0 million shareholder note, which was outstanding during the three months ended March 31, 2006 but was repaid prior to the three months ended March 31, 2007 and reduced interest expense in Australia due to the amounts outstanding under the line of credit being reduced in the current period.
     Other income. Other income increased from approximately $33,000 for the three months ended March 31, 2006 to approximately $0.2 million for the three months ended March 31, 2007. The increase was primarily due to a gain on the disposal of the destroyed helicopter in Canada which resulted from the anticipated insurance proceeds being greater than the net book value of the asset and interest income on the unused proceeds of our IPO. As we use the proceeds from our IPO, we expect our cash balances to decrease and our interest income to decrease accordingly.
     Income tax (benefit) expense. Income tax (benefit) expense increased from approximately ($0.1) million benefit for the three months ended March 31, 2006 to approximately $0.2 million expense for the three months ended March 31, 2007. The increase was primarily due to the increased net profit for Australia for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The effective tax rate in Australia was 30.4% for the three months ended March 31, 2007 and 29.1% for the three months ended March 31, 2006, compared to the statutory federal rate of 30.0%. There was no income tax expense or benefit for the United States, United Kingdom or Canada as a valuation allowance has been created for 100% of the tax loss carry forwards.
     Net income (loss). Net income (loss) increased from approximately ($1.1) million net loss for the three months ended March 31, 2006 to net loss of approximately ($1.3) million for the three months ended March 31, 2007. Net income for The Australia Traffic Network increased from ($0.2) million net loss for the three months ended March 31, 2006 to net income of approximately $0.4 million for the three months ended March 31, 2007, despite the $0.4 million net increase in corporate overhead that was allocated to The Australian Traffic Network, as discussed under selling, general and administrative expenses. Net loss for Canadian Traffic Network ULC increased from a net loss of approximately $(0.8) million for the three months ended March 31, 2006 to approximately $(1.4) million for the three months ended March 31, 2007. Canadian Traffic Network ULC begun commencing operations in most of its markets during the three month period ended March 31, 2006. Global Traffic Network (UK) Limited incurred a net loss of approximately $(0.3) million for the three months ended March 31, 2007. Due primarily to the allocation of its corporate overhead to Australia and Canada and interest income on the unused IPO proceeds, Global Traffic Network, Inc. (the unconsolidated holding company) increased net income from a loss of approximately $(0.1) million for the three months ended March 31, 2006 to net income of approximately $4,000 for the three months ended March 31, 2007.
     Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates to United States dollars from Australian dollars applicable to the three month periods ended March 31, 2007 and 2006 were 0.7863 and 0.7394, respectively. Changes in key operating statistics for our Canadian and UK operations are not presented because our Canadian operations had not commenced full operations during the three month period ended March 31, 2006 and we had no business activities in the United Kingdom at the end of such period.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2007	2006	(Decrease)
	(In thousands)	(In thousands)
	(Unaudited)	(Unaudited)
Revenue	$8,914	$6,004	48.5%
Operating expenses	5,661	4,487	26.2%
Selling, general and administrative expenses	2,337	1,572	48.7%
Depreciation and amortization expense	226	184	22.8%
Interest expense	38	73	(47.9)%
Other (income) expense	(21)	—	100.0%
Income tax expense (benefit)	205	(90)	327.8%
Net income (loss)	468	(222)	310.8%

Nine Months Ended March 31, 2007 Compared With Nine Months Ended March 31, 2006
     During the nine months ended March 31, 2006, in excess of 80% of our expenses resulted from our provision of radio traffic, radio news and TV reports to network affiliates in Australia and in excess of 99% of our revenues were derived from sales of commercial airtime inventory acquired by us in exchange for such reports and, in some cases, cash consideration. Our operating results for the nine months ended March 31, 2007 reflect our provision of radio traffic reports, radio news reports and TV reports in Australia, the provision of radio traffic reports and TV reports in Canada, corporate overhead and costs associated with our attempted expansion into the UK.
     Revenue. Revenue increased from approximately $13.9 million for the nine months ended March 31, 2006 to approximately $21.9 million for the nine months ended March 31, 2007, an increase of approximately 57.6%. The increase in revenue was primarily driven by $6.1 million increase in revenue from our Australian operations. Additionally, revenue from the sale of inventory related to our Canadian operations increased to approximately $2.0 million from $0.1 million in the previous year nine month period. Our Australian revenue increase consisted of approximately $4.7 million from our radio network and $1.4 million from our TV network in Australia. The increase in revenue from our radio network was approximately $3.4 million from our traffic network and $1.3 million from our news network.
     Operating expenses. Operating expenses increased from approximately $10.5 million for the nine months ended March 31, 2006 to approximately $15.6 million for the nine months ended March 31, 2007, an increase of approximately 48.6%. Approximately, $2.9 million of the increase pertains to our operations in Canada. During the nine months ended March 31, 2006, our first market began broadcasting traffic reports in mid December, five of our markets commenced broadcasting during the three months ended March 31, 2006 and our seventh market did not commence broadcasting traffic reports until after March 31, 2006. During the six months ended March 31, 2007, we provided traffic reports to 36 radio stations in seven Canadian markets (Toronto, Vancouver, Montreal, Edmonton, Calgary, Winnipeg, Hamilton) and provided TV reports to our initial television network affiliate. Approximately $2.1 million of the increase pertained to our Australian operations. Of that amount approximately $0.9 million pertained to traffic operations, $1.1 million pertained to our news operations and $0.1 million pertained to our TV operations. The increase in traffic operations expenses were primarily a result of increases in station compensation approximately $0.8 million, employee costs of approximately $0.2 million partially offset by $0.1 million decrease in aviations costs. Approximately $0.1 million of the news increase was due to the hiring of a news director, $0.1 million in production costs and $0.9 million of the increase pertained to increases in station compensation due to scheduled increases in existing station contracts and the addition of news affiliates subsequent to March 31, 2006. We had 10 news network affiliates during the quarter ended March 31, 2006 and had 19 news network affiliates during the quarter ended March 31, 2007. Approximately $0.1 million of the increase pertains to the United Kingdom, mainly the cost of personnel hired to obtain radio station affiliates and set-up operations. If we are successful in procuring radio and television affiliates in the United Kingdom, we will incur significant additional costs. Such costs can not be reasonably estimated unless and until such agreements are negotiated.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $4.6 million for the nine months ended March 31, 2006 to approximately $7.4 million for the nine months ended March 31, 2007, an increase of approximately 60.9%. Approximately $1.1 million of the increase pertains to corporate overhead, including costs associated with the expansion of our corporate staff to hire an executive vice president /director of international sales, compensation expense relating to stock options and costs related to being a public company incurred during the nine months ended March 31, 2007. Because our IPO became effective March 23, 2006, the impact of being a public company was minimal during nine months ended March 31, 2006. Expense from the granting of employee and director stock options was approximately $0.2 million for the nine months ended March 31, 2007 and $5,000 for the nine months ended March 31, 2006. We expect that our corporate overhead costs will continue at current levels for the foreseeable future. Effective July 1, 2006, we began to allocate our corporate overhead costs to the Australian and Canadian operating companies. The amount allocated for the nine month period ended March 31, 2007 was approximately $1.3 million to The Australia Traffic Network and $0.2 million to Canadian Traffic Network ULC. The net impact to The Australia Traffic Network as a result of this allocation, after factoring in the $0.3 million management fee charged to The Australia Traffic Network by the Milwaukee Traffic Network for the nine month period ended March 31, 2006, was an increase in selling, general and administrative expenses of approximately $1.0 million. Selling, general and administrative expenses increased approximately $1.0 million in Canada, including the $0.2 million overhead allocation. As discussed in operating expenses, during the nine months ended March 31, 2006, we had just begun operating six of our initial markets, none of which was open for the majority of the period. Selling, general and administrative expenses related to our expansion into the United Kingdom was approximately $0.4 million for nine months ended March 31, 2007, which primarily consisted of legal and travel costs. If we are successful in procuring radio and television station contracts in the United Kingdom, we will incur significantly higher costs than were incurred in the nine months ended March 31, 2007. Selling, general and administrative expenses increased approximately $0.5 million in Australia due to $0.7 million in higher sales personnel costs primarily associated with increased sales during the period, offset by approximately a $0.1 million reduction in bad debt expense. Sales expense as a percentage of revenue in Australia decreased from approximately 15.4% for the nine months ended March 31, 2006 to approximately 13.9% for the nine months ended March 31, 2007.

     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.4 million for the nine months ended March 31, 2006 to approximately $0.65 million for the nine months ended March 31, 2007. The increase is mainly due to our acquisition of additional helicopters since March 31, 2006, and additional helicopters which were placed in service during the nine months ended March 31, 2007. We expect to take delivery of an additional helicopter currently on order in Canada and to purchase two additional helicopters for use in our Canadian operations and, consequently, we anticipate that depreciation and amortization will continue to increase accordingly in future periods.
     Interest expense. Interest expense decreased from approximately $0.2 million dollars for the nine month period ended March 31, 2006 to $0.1 million dollars for the nine month period ended March 31, 2007. This decrease was mainly due to the repayment of the Canadian Traffic Network shareholder note and The Australian Traffic Network bank overdraft line of credit during the current period.
     Other income. Other income increased from approximately $59,000 for the nine months ended March 31, 2006 to approximately $0.5 million for the nine months ended March 31, 2007. The increase was primarily due to interest income on the unused proceeds of our IPO. As we use the proceeds from our IPO, we expect our cash balances to decrease and our interest income to decrease accordingly. In addition, we recognized during the current period a gain on disposal of the helicopter that was destroyed in a crash of approximately $66,000, based on the amount the expected insurance proceeds exceeded the net book value of the helicopter.
     Income tax expense (benefit). Income tax expense (benefit) increased from approximately ($47,000) benefit for the nine months ended March 31, 2006 to approximately $0.7 million expense for the nine months ended March 31, 2007. The increase was primarily due to the increased net profit for Australia for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. The effective tax rate in Australia was 30.3% for the nine months ended March 31, 2007 and 26.3% for the nine months ended March 31, 2006, compared to the statutory federal rate of 30.0%. The primary reason for the difference in the Australia tax rate for the nine months ended March 31, 2006 from the statutory rate was that minor non-deductible expenses had a significant impact on the effective rate due to the low amount of taxable income. There was no income tax expense or benefit for the United States, United Kingdom or Canada as a valuation allowance has been created for 100% of the tax loss carry forwards.
     Net income (loss). Net income (loss) increased from approximately $(1.8) million net loss for the nine months ended March 31, 2006 to a net loss of approximately $(2.1) million for the nine months ended March 31, 2007. The Australia Traffic Network increased from approximately ($0.1) million net loss for the nine months ended March 31, 2006 to net income of approximately $1.6 million for the nine months ended March 31, 2007, despite the $1.0 million net increase in corporate overhead that was allocated to The Australian Traffic Network, as discussed under selling, general and administrative expenses. Net loss for Canadian Traffic Network ULC increased from a net loss of approximately $(1.4) million for the nine months ended March 31, 2006 to a net loss of approximately $(3.3) million for the nine months ended March 31, 2007. Canadian Traffic Network ULC had just begun commencing operations in its first market in December 2005. Global Traffic Network (UK) Limited incurred a net loss of approximately $(0.5) million for the nine months ended March 31, 2007. Due primarily to the allocation of its corporate overhead to Australia and Canada and interest income on the unused IPO proceeds, Global Traffic Network, Inc. (the unconsolidated holding company) increased net income from a loss of approximately $(0.3) million for the nine months ended March 31, 2006 to net income of approximately $0.2 million for the nine months ended March 31, 2007.
     Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates to United States dollars from Australian dollars for each of the applicable periods is set forth in the Executive Overview section of Management Discussion and Analysis of Financial Condition and Results of Operations under the heading “Basis of Presentation”. Changes in key operating statistics for our Canadian and UK operations are not presented because our Canadian operations had not yet commenced during the majority of the nine month period ended March 31, 2006 and we had no business operations in the United Kingdom during said period.

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2007	2006	(Decrease)
	(In thousands)	(In thousands)
Revenue	$25,778	$18,442	39.8%
Operating expenses	15,441	13,137	17.5%
Selling, general and administrative expenses	6,599	4,821	36.9%
Depreciation and amortization expense	672	522	28.7%
Interest expense	133	193	(31.1)%
Other (income) expense	(42)	1	(4,300)%
Income tax expense (benefit)	902	(59)	1,628.8%
Net income (loss)	2,073	(173)	1,298.3%

Liquidity and Capital Resources
     At March 31, 2007 the Company’s primary source of liquidity was cash and cash equivalents of approximately $8.4 million. At March 31, 2007 the Company also had approximately $1.6 million available under its bank overdraft line of credit. The bank overdraft line of credit is denominated in Australia dollars and has been translated into US dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
     Operating activities. Cash used in operating activities was approximately $0.4 million for the nine months ended March 31, 2007, due mainly to the net loss for the period adjusted for non-cash expenses, which was partially offset by positive changes in working capital. The loss is attributable to a loss of $3.3 million from our operations in Canada, $0.5 million loss from our exploratory operations in the UK partially offset by a profit of approximately $0.2 million for the unconsolidated parent company (Global Traffic Network, Inc.) due primarily to interest income on the remaining IPO proceeds and a profit of approximately $1.6 million for our Australia operations.
     Investing activities. Cash used in investing activities was approximately $2.8 million for the nine month period ended March 31, 2007. The cash used for investing activities was for capital expenditures, mainly one helicopter purchased for our Australian operations and four helicopters purchased for our Canadian operations, two of which were put in service during the nine months ended March 31, 2007 and two of which we expect will be put in service during the quarter ending June 30, 2007. In addition we made deposits on one additional helicopter with an estimated purchase price of approximately $0.7 million, which will replace the recently destroyed Toronto helicopter. We expect that the majority of the purchase of this helicopter will be funded by anticipated proceeds from our insurance claim. We intend to purchase two additional helicopters in the future for our Canadian operations at an aggregate estimated cost of approximately $0.8 to $1.3 million. The purchase price of the remaining helicopters will be determined by whether we purchase radio or television ships. Currently we do not have any agreements to provide television services to the markets in question.
     Financing activities. Cash used in financing activities was approximately $3.0 million for the nine months ended March 31, 2007. The majority of the cash was used to prepay the $2.0 million shareholder note, the maturity date of which was accelerated upon the closing of our IPO and was due March 29, 2007. We chose to prepay the note because the interest rate (10%) significantly exceeded the interest income generated by our cash on hand. The remaining cash used for financing activities included $0.6 million to repay our bank overdraft line of credit and $0.4 million of scheduled principal repayments on our long term debt.
     The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by the Company. However, our capital requirements depend on many factors, including without limitation the nature and pace of our contemplated expansion in the United Kingdom and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified under “Item 1A — Risk Factors” and in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission. In the event we require additional capital resources, we may seek debt or equity financing if available on terms acceptable to us.

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
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percent decrease in the interest rates we earn on these balances would reduce interest income approximately $0.1 million on annual basis based on the balances at March 31, 2007. We have no derivative financial instruments in our cash and cash equivalents. Our total outstanding long-term debt at March 31, 2007 was approximately $1.6 million. Of the outstanding long-term debt, only approximately $0.2 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. In addition, we had no money outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk. Assuming our level of borrowings (including the bank overdraft line of credit) as of March 31, 2007, a one percentage point increase in interest rates under these borrowings would have increased our interest expense approximately $2,000 annually.
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

     Part II. OTHER INFORMATION
Item 1A. Risk Factors
     In addition to those factors described in the “Risk Factors” section of our annual report of Form 10-K for the fiscal year ended June 30, 2006, as filed with the Securities and Exchange Commission, the following risks could materially harm our business, financial condition or future results.
     We have incurred operating losses in connection with our expansion of operations into the United Kingdom and may be unable to operate profitably in the United Kingdom.
     On October 19, 2006, we formed a wholly owned subsidiary, Global Traffic Network (UK) Limited (“UK Traffic Network”), in anticipation of launching business operations in the United Kingdom. To date, we have generated no revenue from our activities in the United Kingdom and in the nine months ended March 31, 2007, we incurred approximately $0.5 million of expenses in connection with our expansion efforts in the United Kingdom. Assuming we continue to pursue our expansion efforts in the United Kingdom, we expect that expenses related to such expansion will continue for the foreseeable future and will increase substantially in connection with commencing and developing our service offerings, building our infrastructure and developing a base of advertisers. In addition, commencing business operations in the United Kingdom will require significant management attention and financial resources that could otherwise be devoted to expanding operations in our existing markets. Although UK Traffic Network has entered into contracts with several employees, we have not yet contracted with any radio or television stations to provide our services in the United Kingdom. If we fail to contract with radio and/or television affiliates in the United Kingdom or fail to sell advertising inventory we obtain from such network affiliates, we will be unable to generate revenues in the United Kingdom. Even if we are able to generate revenue from United Kingdom operations, if such revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability from such operations. Although our provision of radio traffic reports in Australia has historically been profitable, we may be unable to replicate such profitable operations in the Untied Kingdom or in any other country in which we may introduce operations, due to cultural differences, regulatory restrictions, economic instability, or otherwise. If we are unable to operate profitably in the United Kingdom, we may be forced to abandon our operations there without recovering the up-front costs incurred in our expansion efforts, which could have a material adverse effect on our financial condition and results of operations, negatively impact our business prospects, and the price of our stock could decline as a result.
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
          As of December 31, 2006, the Company had remaining proceeds from the IPO of approximately $9.8 million. During the quarter ended March 31, 2007, the Company used approximately $1.2 million of the proceeds from the IPO, primarily for capital expenditures, the majority of which pertained to the Company’s purchase of two helicopters for its Canadian operations and approximately $0.2 million for working capital. Except for employee salaries and directors fees paid in the ordinary course, none of the IPO proceeds used during the quarter ended March 31, 2007 were directly or indirectly paid to any of the Company’s directors, officers, their respective associates, 10% shareholders or affiliates. As of March 31, 2007, the Company had remaining proceeds from the IPO of approximately $8.4 million.
Item 5 Other Information.
     Results of Operations and Financial Condition.
     The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On May 15, 2007, Global Traffic Network, Inc. issued a press release reporting the financial results for its third quarter ended March 31, 2007. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.

Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Certification of Chief Financial Officer pursuant to Securities

31.2	Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 15, 2007.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.
By:	/s/ William L. Yde III
	Name:	William L. Yde III
	Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Scott E. Cody
	Name:	Scott E. Cody
	Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: May 15, 2007

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 15, 2007.