Form 10-K
period 2007-06-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2007-09-24
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No ☑
     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $24.7 million as of December 29, 2006 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.
     As of August 31, 2007, the registrant had 18,045,000 shares of common stock outstanding.

Part I
Item. 1 Business
Our Company and Its Subsidiaries
     Global Traffic Network, Inc., a Delaware corporation, was established on May 16, 2005 to be a holding company. Our direct and indirect wholly-owned subsidiaries include The Australia Traffic Network Pty Limited, an Australian proprietary company organized on June 20, 1997 and registered under the Corporations Act of Australia, Global Traffic Canada, Inc., a Delaware corporation incorporated on May 20, 2005, Canadian Traffic Network ULC, an Alberta business corporation formed on July 5, 2005, and Global Traffic Network (UK) Limited, a private company limited by shares incorporated in England and Wales on October 19, 2006. We refer to these entities throughout this report as “Australia Traffic Network”, “Global Canada”, “Canada Traffic Network” and “UK Traffic Network”, respectively.
     Prior to our initial public offering, Australia Traffic Network, our wholly-owned Australian operating subsidiary, was a separate entity controlled by the same shareholder base that controlled us immediately prior to such initial public offering. On March 23, 2006, the effective date of the initial public offering, and pursuant to a Securities Exchange Agreement (the “Securities Exchange Agreement”) dated December 13, 2005 among us, Australia Traffic Network and the holders of all of the outstanding ordinary shares of Australia Traffic Network, we exchanged 4,000,000 shares of our common stock and issued an aggregate of $1.4 million in promissory notes to the shareholders of Australia Traffic Network for all of the outstanding ordinary shares of Australia Traffic Network. We refer to this transaction throughout this report as the “Share Exchange.” As a result of the Share Exchange, Australia Traffic Network became our wholly-owned subsidiary. The promissory notes issued in the Share Exchange (the “Share Exchange Notes”), which were intended to cover the estimated tax consequences to the Australia Traffic Network shareholders of the Share Exchange, were paid in their entirety on March 29, 2006, the closing date of our initial public offering, out of the net proceeds from the initial public offering.
     References in this report to time periods prior to the May 16, 2005 establishment of Global Traffic Network, Inc. pertain solely to operations of Australia Traffic Network.
Overview of Our Business and Its History
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio and television stations in Australia and Canada. We also provide news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. We derive substantially all of our revenues from the sale to advertisers of commercial advertising inventory embedded within these information reports. We obtain this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation. We provide broadcasters in international markets a cost-effective alternative to gathering and delivering their own traffic and news information reports and offer advertisers an efficient, broad-reaching alternative to that offered by traditional radio and television stations.
•	Australia Traffic Network. We began providing traffic reports to radio stations in Australia in 1997 and we currently deliver traffic reports to radio stations and traffic reports, video and other services to television stations in Australia. We currently deliver traffic information reports to 72 radio stations in 17 Australian markets. In July 2005, we began leveraging our radio traffic reporting services as a platform to launch general news reporting services to radio stations in Australia, and we currently obtain news advertising inventory from 22 radio stations in seven Australian markets. We also provide traffic reports and/or video services to 14 television stations in seven Australian markets.

According to AC Nielsen, our Australian information reports have a weekly reach of approximately 7.6 million radio listeners (ages ten and over), which represents over 94% of the commercial radio listeners, and approximately 7.7 million television viewers (ages 14 and over), which represents over 62% of the commercial television viewers, in each case throughout the five major Australian markets.

The number of network affiliate stations that comprise our Australian network affiliates and the number of Australian markets in which we operate are set forth below:

	Number of	Number of
Australia	Affiliate Stations	Markets
Radio traffic reports	72	17
Radio news reports	22	7
TV reports	14	7

We also provide traffic reports to approximately 14 stations on the ABC radio network, which is the public, non-commercial radio network in Australia. Although we are acknowledged as the source of the traffic reports we provide to the ABC stations, the stations are not included in the table above or any other analysis contained herein because we do not receive any advertising inventory to sell on the stations due to the non-commercial nature of their broadcast operations.

We conduct our Australian business operations through Australia Traffic Network, which became our wholly-owned subsidiary as a result of the Share Exchange.

•	Canadian Traffic Network. We began delivering traffic reports to radio stations in Canada in December 2005 and we currently deliver traffic and/or news information reports to 73 radio stations and three television stations and we expect to begin providing reports to two additional television stations shortly. Effective April 2, 2007, we acquired substantially all of the assets of Wise Broadcasting Network Inc. after which we commenced providing news, weather, sports and business information reports to radio stations on a limited basis. This information is primarily aggregated from third parties. According to BBM Canada, the Canadian industry consortium for audience ratings, our Canadian information reports have a weekly reach of more than 7.5 million radio listeners (ages 18 and over), which represents over 29% of the commercial radio listeners, and a weekly reach of more than 1.7 million television viewers (ages 18 and over), which represents approximately 7% of commercial television viewers, in Canada.
     The number of network affiliate stations that comprise our Canadian network affiliates and the number of Canadian markets in which we operate are set forth below:

	Number of	Number of
Canada	Affiliate Stations	Markets
Radio traffic reports	61	7
Radio news, sports, business and weather reports	19	3
TV reports	3	3
     We conduct our Canadian business operations through Canadian Traffic Network, our indirect wholly-owned subsidiary.
     In addition, we recently started to explore opportunities for expansion into several European markets and have formed a subsidiary in the United Kingdom (United Kingdom Traffic Network) in anticipation of commencing our United Kingdom operations. To date, we have not contracted to provide services to any radio or television stations in the United Kingdom or any other European market.
     Our commercial advertising inventory, which is primarily comprised of ten second advertising spots embedded in information reports that are broadcast on radio or television, is generally sold as advertising packages on a local, regional or national network basis. We market our advertising packages on a percentage-based rotation. Each advertiser receives its pro rata share of our aggregate advertising inventory, which airs primarily during prime morning and afternoon drive periods. Because we consolidate our commercial advertising inventory exclusively on a network basis, rather than station by station, we are able to offer advertisers a cost-effective, broad-based advertising vehicle that reaches mass audiences. Since July 1, 2006, our advertising customers have included nine of the top ten Australian advertisers and 16 of the top 20 global advertisers, as published by AdvertisingAge.
Industry Background and Trends
     Radio and television stations generally attempt to attract listeners and viewers by selecting a style of programming that appeals to a target listening or viewing audience. Although there are many programming formats, broadcasters across a variety of formats recognize that traffic and news reports appeal to a wide range of audiences. Because there can be substantial expenses involved in preparing and delivering traffic and news reports, many broadcasters have elected to outsource the preparation and delivery of these reports to third parties that specialize in packaging such information. Outsourcing companies are often able to provide better information in a more cost-effective manner, which allows broadcasters to focus on improving service to its listeners or viewers, reduce costs, and improve profitability.
     The media advertising market has experienced many changes and innovations in recent years, particularly the introduction and rising popularity of non-traditional media outlets such as broadband wireless, cable television and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders.

Although advertisers continue to seek out radio and television audiences, audiences are more fragmented and traditional broadcasters increasingly compete with these additional media platforms. This trend has resulted in more mature advertising markets with limited or no growth, which increases the pressure on traditional broadcasters to manage their operations and expenses in a cost-effective manner.
     The fragmentation of media markets also poses a challenge to advertisers. Although innovations in non-traditional media provide advertisers with additional platforms with which they can reach consumers, the rising number of media platforms creates increasingly segmented audiences that make it difficult for advertisers, especially large companies that rely on national or global brand recognition, to reach the broad-based audiences that they desire. Advertisers are increasingly looking for a return on investment for each advertising dollar spent that is generally measured by the audience reach of their chosen advertising media and the advertisers’ target demographics within those media.
Our Business Model, Products and Services
     We are well positioned to capitalize on the desire of radio and television broadcasters to deliver traffic and news information to audiences in a cost-effective manner and the desire of advertisers to reach a broad, demographically diverse audience using the traditional media of radio and television.
     We believe that our business model addresses the needs of multiple constituencies. We are the largest provider of traffic information reports to radio and television stations in Australia and Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. Our large inventory of network-based advertising allows advertisers to reach a broad, demographically diverse audience using the traditional media of radio and television. For broadcasters, we facilitate the delivery of traffic and news information to audiences in a cost-effective manner.
     We embed our advertisements within information reports such that advertisers’ messages are broadcast along with regularly scheduled programming primarily during peak morning and afternoon drive times when a majority of the radio audience is listening. Because the information reports are generally read live by our on-air broadcasters and are actively sought out by listeners, we believe the advertisements embedded in the information reports are less likely be avoided by a listener or viewer changing stations or “tuning out” than traditional advertising messages.
     We obtain information through an infrastructure that includes, among other things, helicopters, airplanes, cameras and remote monitoring systems, scanners, station listener lines, cellular phones, remote camera systems positioned on aircraft and external news gathering sources. We process the information and prepare and deliver reports that enable our network affiliates to provide listeners with accurate up-to-the-minute information. For our TV reports, we leverage the on-the-scene presence of our helicopters fitted with video camera systems to record and compile video footage.
     The radio stations that receive radio traffic reports and radio news reports become members of our Radio Network. Likewise, the television stations that receive TV reports become members of our TV Network. Collectively, we refer to members of these networks as our network affiliates. We offered all three categories of information reports to our network affiliates in Australia through out the year ended June 30, 2007, but prior to our acquisition of substantially all the assets of Wise Broadcasting Network Inc. on April 2, 2007, we provided only traffic and TV reports to our network affiliates in Canada. Effective with the Wise Broadcasting Network acquisition we commenced providing news, weather, sports and business information reports to radio stations on a limited basis. This information is primarily generated from outside sources. Through this acquisition, we also began selling advertising and providing content for various digital signage outlets in Canada, but we do not anticipate this becoming a material part of our business. Separately, we have signed an agreement to provide TV reports to five television stations in five of our Canadian markets. We currently provide TV reports under this contract to three of the television stations and expect to commence providing TV reports to the remaining two stations shortly. We intend to add radio news reports and TV reports in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves.
     Preparation of Information Reports
     We gather traffic data utilizing our information-gathering infrastructure which includes helicopters, airplanes, scanners, station listener lines and cellular phones. Traffic information is also gathered through various government-based traffic tracking systems and other services, including remote camera systems positioned at strategically located ground positions. The information is then processed, written into broadcast copy and entered into computer systems by local writers and producers. Professional broadcasters then read the customized reports on the air. Our TV reports are compiled using a similar infrastructure, which is supplemented in certain markets by video footage obtained from remote omni-directional camera systems that are positioned on our aircraft.

     We currently obtain our Australian radio news advertising inventory from our news network affiliates in exchange for reimbursing them for the costs associated with their news departments, and/or paying cash compensation. A significant portion of this inventory is obtained from Austereo pursuant to a News Report Broadcast Agreement. This News Report Broadcast Agreement allows us to utilize the news information produced by Austereo in order to provide news reporting services to other, non-Austereo affiliated radio stations in Australia. Although we intend to utilize this information to provide news reporting services to other Australian radio stations, we do not currently do so. References to the provision of news reports in Australia throughout this report refers to the News Report Broadcast Agreement and our purchase from radio stations of news advertising inventory embedded in news reports that we then make available to our advertisers.
     Our information-gathering infrastructure and the flexibility created by the ability to collect traffic and news information and thereby provide our services 24 hours per day, seven days per week to our network affiliates enables us to respond to changing conditions and enables our network affiliates to provide their listeners with accurate and up-to-the-minute news and traffic information. For example, responding to numerous radio and television station requests during the Canberra wild fires of 2003, our Sydney operations center provided video coverage and reports to radio and television stations, both affiliated and non-affiliated, throughout Australia and the world.
     As a result of our extensive network of operations and broadcasters, we often report important news stories and provide our network affiliates with live coverage of these stories. We are able to customize and personalize our reports of breaking stories using our network affiliates’ call letters from the scene of news events.
     We believe that our aircraft and other information-gathering technology and broadcast equipment have allowed us to provide high quality programming, and to retain and expand our base of network affiliates. We currently utilize four fixed-wing aircraft, four helicopters equipped with airborne camera systems, and 14 broadcast studios in Australia and seven helicopters, one fixed-wing aircraft, and six studios throughout Canada.
     Delivery of Our Information Reports
     We provide daily scheduled customized information reports to network affiliates generally utilizing our own on-air broadcasters. We customize our information reports to meet each network affiliate’s requirements with respect to the number of information reports broadcast per day, the length of the information report, the time of the broadcast and the content of the information report, including the geographic area covered by the information report. We typically work closely with our network affiliates’ program directors, news directors, and general managers to ensure that our information reports meet their specifications and quality standards. Our network affiliates participate in the selection of the on-air broadcasters for their stations to ensure that each broadcaster’s style is appropriate for their stations’ formats. Our broadcasters often become integral “on-air personalities” on our network affiliates’ stations as a result of their on-air presence and interaction with the stations’ on-air personnel. In order to realize operating efficiencies, we endeavor to utilize our professional broadcasters on multiple stations within a particular market. Generally, each of our broadcasters delivers information reports to between two and four of our network affiliates, although on occasion we provide exclusive talent for a network affiliate.
     Due to the customized nature of our information reports and the fact that we do not require network affiliates to identify us as the supplier of the information reports, each network affiliate may present the information reports we provide as if the network affiliate had generated such information report with its own resources. As a result, multiple network affiliates in a single market may intimate that the helicopters, fixed-wing aircraft and on-air broadcasters are those of the network affiliate.
     Significant Network Affiliates
     Austereo Pty Limited “(Austereo”). Austereo, one of our Australian network affiliates, is the largest radio broadcaster in Australia and, as of June 30, 2007, provided us with approximately 21% of our Australian radio commercial advertising inventory. When sold to advertisers, this commercial advertising inventory accounts for a material amount of our Australian revenues. In April 2004, we entered into an Affiliate Contract with Austereo pursuant to which we provided regularly-scheduled radio traffic reports to ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth. Effective July 1, 2006, we entered into a new two-year Affiliate Contract that is scheduled to expire, if not renewed prior to such expiration, on June 30, 2008. In addition, we have entered into an Affiliate Contract with Austereo, effective July 1, 2005 and also scheduled to expire on June 30, 2008, pursuant to which we obtain radio news reports inventory on these same ten radio stations.
     Australian Radio Network Pty Limited (“ARN”). ARN, a large radio broadcaster in Australia, provided us approximately 20% of our Australian radio commercial advertising inventory as of June 30, 2007. This inventory is provided under a three year agreement effective January 2006 to provide traffic reporting services to eleven ARN stations in Sydney, Canberra, Melbourne, Brisbane and Adelaide and a 26  month agreement effective December 2006 to acquire news radio commercial advertising inventory from eight ARN stations in Sydney, Melbourne, Brisbane and Adelaide.

     Corus Entertainment, Inc. On October 21, 2005, we entered into an agreement with Corus, one of the largest radio broadcasters in Canada, to provide radio traffic reports on 24 radio stations throughout seven Canadian markets. Corus’ stations accounted for approximately 61% of our Canadian advertising inventory (excluding regional suburban stations) as of June 30, 2007. We currently provide traffic reporting services to 25 Corus radio stations.
     Mutual Sales Representation Agreement with Metro Networks Communications. In November 2005, we entered into a three-year mutual sales representation agreement with Metro Networks Communications, Limited Partnership, a Delaware limited partnership (“Metro LP”), an affiliate of Metro Inc. (Metro Inc. together with Metro LP, “Metro”) and a wholly-owned subsidiary of Westwood One, Inc. (“Westwood One”). Metro is a provider of traffic and information reports to radio and television stations primarily in the United States. Metro Inc. held approximately 8.5% of our outstanding common stock as of August 31, 2007. Under the agreement, Metro LP serves as our non-exclusive sales representative for sales of commercial advertising inventory to advertisers located in the United States and we similarly serve as Metro LP’s non-exclusive sales representative for sales to advertisers located in Canada. The agreement prohibits us from competing with Metro LP in the United States during the term of the agreement.
Generating Revenue Through Advertising Sales
     In exchange for our information reports and/or, for certain broadcasters, cash compensation, our network affiliates provide us with commercial advertising inventory that we sell to advertisers. A majority of our advertising revenue is placed through advertising agencies engaged by the advertisers, although we also sell our commercial advertising inventory directly to advertisers. With the exception of standard agency commissions, we do not believe there is a material effect on our business when receiving orders for advertising placed through agencies versus those placed directly by advertisers. Our large network of affiliates in Australia and Canada allows us to offer advertisers the opportunity to reach a broad-based, local, regional or national audience through a single purchase of commercial advertising inventory from us.
     The typical radio advertisement on our Radio Network consists of a ten second commercial message presented as the final segment of a regularly scheduled information report. We package our commercial advertising inventory on a network basis, covering all of our network affiliates in relevant markets, and sell this inventory as advertising packages on a local, regional or national network basis. We run our advertising packages on a percentage-based rotation such that each advertiser receives its pro rata share of advertisements sold by us for broadcast on all of our network affiliates’ stations throughout the relevant market or markets, primarily during prime morning and afternoon drive periods.
     Similar to our typical radio advertisements, advertisements on our TV Network generally consist of ten second commercial messages immediately following regularly scheduled information reports. Typically, our TV reports and the commercial messages that follow them are broadcast live by an on-camera announcer wearing a shirt bearing the advertiser’s logo. The advertisers’ logo and/or a pre-submitted visual advertising message also generally appears at the bottom of the television screen through the report.
     Advertising on a Network Basis. Because we have numerous network affiliates in each of our markets, we believe that sponsorship package advertisements enable advertisers to reach more listeners, more often, in a higher impact manner than can be achieved through other advertising media. Due to our large base of network affiliates stations and the audience reach it provides, we offer advertisers the opportunity to reach a broad-based local, regional or national audience through a single purchase of commercial advertising inventory from us. Because we sell our radio commercial advertising inventory exclusively on a network basis, rather than station by station, we do not believe our advertising products compete directly with those offered by our local radio station network affiliates.
     Our Customer Base of Advertising Clients. Due to the number of our markets, our reach within each of these markets and the range of services that we provide, we have garnered a broad base of advertising clients in a diverse group of industries, which since July 1, 2006 have included nine of the top ten Australian advertisers and 16 of the top 20 global advertisers, as published by AdvertisingAge. Examples of our larger and higher profile advertising customers in Australia and Canada include the following companies:

Australia	Canada

• Borders Bookstores	• 20th Century Fox
• GIO Insurance	• Allstate Insurance
• New South Wales Lotteries	• General Motors
• News Corp.	• Honda
• Target Australia	• HSBC
• Virgin Atlantic Airways	• McDonald’s

     Although many large advertisers utilize our advertising platform, we maintain a broad and diverse customer base. No one advertiser comprises more than 5% of our revenue base and our top ten advertising customers represent only 25% of our overall advertising sales. However, one advertising agency that represents a number of our clients constituted approximately 16% of our revenues for the year ended June 30, 2007.
     Many of our larger advertising clients market their products by leveraging regional, national or global brands. Because our network-based advertising can reach broad-based, regional or national audiences, our advertising sponsorship packages appeal to these large, recognizable companies that seek a broader demographic reach than the narrow, specific demographic audience that individual radio or television stations generally deliver. Part of our operating strategy involves replicating our business model in additional international markets that will allow advertisers to reach major population centers around the world. We believe the appeal of our network-based advertising to customers with global brands will continue to increase as we expand the reach of our radio and television networks.
     Our Sales Force. We maintain an advertising sales force throughout Australia and Canada, and we expect to hire sales representatives in the United Kingdom, located in markets where we have operation centers. Our advertising sales force is able to sell available commercial advertising inventory throughout their national markets in addition to selling such inventory in their local market, which we believe affords our sales representatives an advantage over certain of their competitors. For example, an advertiser can purchase commercial advertising inventory in multiple markets from our local sales representative in the city in which the advertiser is headquartered. Our advertising sales force in Australia is comprised of approximately 20 sales representatives and managers. The number of sales representatives in an individual market ranges up to nine depending on the size of the market and the number of potential national and regional advertising clients headquartered in the market. Specialized programs and marketing campaigns, which support nationwide sales and other special forms of advertising, are managed from our Australian headquarters in Sydney, Australia. In Canada, we currently have a corporate and sales office in Toronto and marketing offices in Montreal and Vancouver. We intend to expand our Canadian sales force as our operations expand. Our Canadian sales force, including sales management, currently consists of approximately ten people.
     Although the majority of our advertising customers execute their purchase of commercial advertising inventory from our sales force through advertising agencies as a matter of course, we have historically focused on maintaining direct relationships with our advertising customers. We believe that maintaining direct relationships with our advertisers ensures that our relationships remain intact when advertising agency changes are made.
Our Competitive Advantages
     We believe that we provide broadcasters in international markets with a cost-effective alternative to gathering and delivering their own traffic and news information reports and offer advertisers an efficient, broad-reaching alternative to that offered by traditional radio and television stations.
•	Leading market share in our established markets. We are the largest third-party provider of traffic reports to radio and television stations in Australia and have a majority of the market. We have 72 affiliate stations in 17 markets for radio traffic reports and 14 affiliate stations in seven markets for TV reports. We also maintain significant inventory of advertising embedded within radio news reports with 22 affiliate stations in seven markets. Our market share gives us the ability to offer an advertising platform that reaches a larger audience than otherwise available to traditional radio and television advertisers.

•	Larger network audience for advertisers. We reach approximately 7.6 million radio listeners and approximately 7.7 million television viewers in the five largest Australian markets on a weekly basis and more than 7.5 million radio listeners and more than 1.7 million television viewers in Canada on a weekly basis. Our business model enables us to aggregate those respective radio and television audiences and offer advertisers a critical mass of listeners and viewers than can be reached with their marketing messages in a cost-effective manner. Other advertising alternatives currently available to advertisers to reach that same audience size typically require significant resources for them to contact, negotiate, create and deliver their advertising to many individual stations.

•	Established relationships with leading global advertisers. We have been selling our commercial airtime inventory to our advertising clients, many of which are leading global companies, for more than nine years in Australia and have consistently provided advertisers with a broad-based, local, regional or national audience through a single purchase of commercial advertising inventory. Since July 1, 2006, our advertising customers have included nine of the top ten Australian advertisers and 16 of the top 20 global advertisers, as published by AdvertisingAge. We believe our strong relationships with global advertisers will provide us with a significant advantage in cross-selling our advertising inventory as we enter new markets.

•	Leverageable operating structure. Our business model is leverageable and offers a significant advantage because we derive incrementally higher margins as we add network affiliates, provide additional types of reports to network affiliates and sell more advertising inventory.

•	Experienced management team. The members of our senior management team have extensive experience in building operations to provide information reports to broadcasters. Our senior management has demonstrated the ability to successfully grow our business organically through expansion into new geographic markets. As a group, our executive officers have an average of over 20 years of experience in the broadcast industry.
Our Strategy
     Our objective is to become the leading aggregator of premium radio and television advertising inventory in the markets we serve. Key elements of our strategy include:
•	Expand the geographic markets we serve. We began our operations in Australia in 1997 and commenced operations in Canada in December 2005. We have recently started to explore opportunities for expansion into several European markets and have formed a subsidiary in the United Kingdom in anticipation of commencing operations in the United Kingdom market. We typically target markets that have: (i) large population clusters in tight geographic areas; (ii) a free market advertising culture similar to the United States; and (iii) established information centers for traffic data. We intend to leverage our existing customer base of global marketers to sell our advertising inventory in the new markets that we enter, enabling advertisers to efficiently, effectively and economically reach major population centers.

•	Increase the number of network affiliates using our radio traffic reports within existing markets. Although we currently operate in the ten largest population centers in Australia and in seven of the largest population centers in Canada, we believe that there are substantial opportunities for continued growth in our radio networks. As new radio licenses continue to be issued in Australia, we believe that opportunities are available to increase market penetration by establishing relationships with newly-established radio stations. We are currently exploring and plan to enter the remaining large markets in Canada that we find to be economically feasible. In addition, because our operations in Canada are still at a relatively early stage, there is significant opportunity for growth by adding network affiliates.

•	Accumulate additional advertising inventory by continuing to expand the scope of our information reports. We intend to leverage our established relationships with broadcasters in the Australian and Canadian markets by continuing to expand the scope of our information reports.
Radio News Reports. We believe that consolidation in the radio industry may increase the demand for our radio news reports as radio station owners are likely to increase their outsourcing of various programming elements in order to lower costs. We plan to focus on increasing the number of radio stations broadcasting our radio news reports within our current markets, which we believe will in turn increase our commercial advertising inventory, expand our audience reach and result in increased revenue from the sale of such inventory.

TV Reports. We have developed an infrastructure of airborne video surveillance and broadcast equipment. In addition, through agreements with various governmental agencies, we have access to over 1,500 static mounted traffic surveillance cameras in Australia and approximately 450 static mounted surveillance cameras in Canada. We use this infrastructure to offer traffic and breaking news video to our television broadcasters and currently provide service to 14 television stations in seven Australian markets and three television stations in three Canadian markets. In many of our television markets, we provide TV reports that include proprietary video coverage from our helicopters that can cover news stories and traffic conditions at any time, subject to weather conditions and air traffic control restrictions. In addition, our access to strategically located fixed-position ground-based camera systems offer network affiliates coverage of crucial traffic arteries and allows us to provide panoramic views of the cities in which such cameras are located. We intend to expand our TV reports to additional network affiliates in our Australian and Canadian markets, which would provide us with additional advertising inventory.
•	Continue to strengthen marketing, sales and inventory management operations. We continue to implement new operating strategies to increase revenue growth and drive profitability. In order to increase the percentage of our commercial advertising inventory sold, we have: (i) increased our sales force and acquired extensive research and sales and marketing materials; (ii) hired additional sales managers to better manage the activities of our sales representatives; and (iii) automated our commercial advertising inventory management system to improve inventory control and pricing.

•	Grow our business through strategic acquisitions. Historically, our expansion strategy has focused on organic growth. Although we expect that organic growth will continue to be a significant source of expansion, we also intend to explore growth through the acquisition of businesses that have strong relationships with broadcasters which we can leverage. For example, in April 2007, our Canadian operations acquired substantially all the assets of Wise Broadcasting Network Inc.
Corporate Structure
     Our operations in Australia and Canada have been organized into marketing regions. A region generally has a Regional Sales Manager who oversees a sales staff charged with reaching sales goals. The Regional Sales Manager also is responsible for the direct selling of commercial advertising inventory to advertisers. A National Director of Sales who reports to our Australian President (Australia) or our Senior Vice President and Director of International Sales (Canada) has oversight responsibility for the Regional Sales Managers and maintains a selective listing of significant advertisers. By requiring the Regional Sales Managers and the National Director of Sales to maintain advertising clients in addition to their management responsibilities, we believe that our managers remain better apprised of advertising conditions.
     Each of our Australian and Canadian markets is overseen by a Director of Operations who is responsible for all aspects of the day-to-day operations in a defined market or markets. Each Director of Operations is responsible for supervising all of the broadcasters, airborne reporters, producers, editors, and writers in such Director’s operation center. Moreover, the Director of Operations is responsible for maintaining day-to-day relations with network affiliates and pursuing relationships with unaffiliated stations. We employ a National Director of Operations in each country who supervises the Directors of Operation and who reports to the same person as the National Directors of Sales. Our Senior Vice President and Director of International Sales, who is currently stationed in Canada and oversees the day-to-day operations in that country, and the President of Australia Traffic Network report to our Chief Executive Officer and President.
     We expect to develop an infrastructure in the United Kingdom consistent with our approaches in Australia and Canada. We currently have employed a Director of Operations, an Assistant Director of Operations and a broadcaster (who is not yet broadcasting, but who we expect to do so, if we acquire network affiliates) in the United Kingdom for the purposes of building our infrastructure.
Competition
     We market our information reports to radio and television stations in Australia and Canada, where we face various sources of competition in providing our information reporting services. We believe that single market operators and groups of stations (whether or not under common ownership) that prepare and deliver their own traffic and news reports comprise our primary competition. We also face competition in Canada from Skywords, Inc., a company that provides information reporting services in exchange for network-based advertising spots using a business model similar to ours. Consolidation in the radio and television markets may create additional opportunities and economies of scale for large radio and/or television groups to provide their own services, which would pose greater competition for us. In addition to providers of broadcast reports, there are also alternative means of compiling traffic information and delivering such information to the public. Certain governmental agencies, including some state, provincial and local departments of transportation, generate selected traffic flow data through strategically positioned cameras and/or sensors that monitor traffic flow, which could be used by our competitors or accessed by consumers. Most of these traffic systems and cameras, however, were built for purposes such as infrastructure planning, road operation and road safety, and were not designed to provide real-time traffic flow information to consumers and do not provide information reporting services in a manner that engages radio listeners and television viewers. As such, we do not believe such services are directly competitive with the information reporting services we provide. However, others may view these alternative sources of traffic data as competitors, and as demand for traffic information services and technologies increase, we expect that additional new competitors may enter the market in the future.
     Competitive factors in international markets will vary from market-to-market and may change over time. We believe that most European markets lack competitors that aggregate traffic information for radio and television broadcasters, and we do not believe any companies currently provide traffic reports in exchange for advertising inventory outside of the United Kingdom. As such, we believe this is an optimal time to explore expansion into certain European markets. If we commence operations in the United Kingdom, we may face competition from Trafficlink Limited and UBC Limited, which provide information reporting services to commercial radio stations and sell advertising acquired from these stations, respectively, and TrafficMaster Limited, which provides traffic data and services to GCap Media plc, one of the largest broadcasters in the United Kingdom.

     We also face competition in the sale of our commercial advertising inventory. While we compete for advertising dollars with radio and television stations, including our network affiliates, we do not believe we compete directly with such radio stations because we position our advertisements within the framework of our information reports and sell our radio commercial advertising inventory to our advertisers on a network basis. In addition to radio and television stations, we compete for advertising dollars with other media, including local print and other forms of communications media including newspapers, magazines, outdoor advertising, transit advertising, internet advertising, direct response advertising, yellow page directories and point-of-sale advertising, among others.
Environmental Regulation
     We are not subject to environmental regulations that have a material effect upon our capital expenditures or otherwise.
Intellectual Property
     We do not have any material registered trademarks, nor do we believe that intellectual property is important to the success of our business. We allow our network affiliates to take credit for all of the information reports that we provide.
Employees
     As a holding company, Global Traffic Network, Inc. currently employs five individuals. Australia Traffic Network currently employs approximately 55 full-time employees, 17 part-time employees and 20 independent contractors. Of these employees and independent contractors, approximately 62 were engaged in broadcasting and operations, 20 in sales and marketing and ten in general and administrative activities. Canadian Traffic Network currently employs approximately 47 individuals on a full-time basis and 11 on a part-time basis. Of these employees, approximately 46 were engaged in broadcasting and operations, ten in sales and marketing and two in general and administrative activities. UK Traffic Network currently employs three individuals, two of whom are employed on a full-time basis and one as an independent contractor. None of our employees or independent contractors is covered by a collective bargaining arrangement. We consider our relationship, and our subsidiaries’ relationships, with our employees to be good. We have never had a strike or work stoppage.
     In addition, we contract with outside sales agents for the sale of some of our advertising inventory. We generally enter into agreements with these agents that provide for compensation on a commission basis as well as standard confidential non-competition and non-solicitation covenants.
Properties
     We lease approximately 800 square feet of office space in New York City and have operation centers, broadcast studios and marketing and administrative offices in Australia and Canada. We lease approximately 9,000 square feet in the aggregate in Australia and approximately 14,000 square feet in the aggregate in Canada, pursuant to the terms of various lease agreements. For the year ended June 30, 2007, we incurred approximately $550,000 in facilities rental expense.
Legal Matters
     We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.
Item 1A. Risk Factors
     Some of the statements made in this report are forward-looking statements. These forward-looking statements are based upon our current expectations and projections about future events. When used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

     Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:
•	our inability to compete successfully with current or future competitors within our industry;

•	our inability to retain members of our executive management or other key employees;

•	the termination or impairment of our relationships with key network affiliates;

•	the termination or impairment of our advertiser relationships;

•	our inability to manage our growth effectively;

•	our unsuccessful expansion into international markets;

•	fluctuations in foreign currency exchange rates and the results of hedging transactions, if any;

•	our inability to obtain additional debt or equity financing, if required; and

•	unforeseen litigation.
     Industry data and other statistical information used in this report are based on independent publications, government publications, reports by market research firms or other published independent sources. Some data are also based on our good faith estimates, derived from our review of internal surveys and the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information.
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described below.
Our past operating results may not be indicative of our future performance and we may be unable to continue operating successfully in our existing markets or to establish successful operations in additional markets.
     Our wholly-owned subsidiary, Australia Traffic Network, introduced its services in Australia in 1997. Through our indirect wholly-owned subsidiary, Canadian Traffic Network, we began delivering radio traffic reports to radio stations in Canada in December 2005 and generating revenue from our Canadian operations in January 2006. We have recently begun to explore opportunities for expansion into several European markets and, in October 2006, we formed UK Traffic Network in anticipation of commencing operations in the United Kingdom. To date, UK Traffic Network has not contracted to provide services to any radio or television stations. Although certain members of management have experience with providing traffic information in certain international markets, we have a limited history of providing our services in Canada and no prior history of providing our services in the United Kingdom or other international markets. See “We intend to expand into additional international markets and our inexperience in those markets increases the risk that our international expansion efforts will not be successful.” The success of any previous operations in Australia or Canada may not be indicative of the results of our efforts to provide continued or additional services in Australia or Canada, or to provide our services in the United Kingdom and other markets. The successful operation of our business in Australia and Canada, and United Kingdom or other international markets, will require a certain level of continued capital expenditures and operating expenditures which we are committed to undertaking. There can be no assurance that we will be able to operate and expand our business as contemplated.
We have limited experience in delivering news information reporting services which may hinder our ability to provide these services successfully.
     Although providing radio news reports is similar to providing radio traffic reports, we have limited experience in delivering news information reporting services. Because our provision of radio news reports is relatively untested, there is no assurance that these information reports will be accepted into the marketplace of radio stations. Additional radio stations may not contract to receive our radio news reports and the stations currently subscribing for these services may not continue to subscribe after their existing contracts expire. If we are unable to expand our radio news networks or retain the current subscribers of radio news reports, we may not accumulate sufficient levels of commercial advertising inventory from these services to justify continuing to provide them. Even if we are able to expand our provision of radio news reports and accumulate increasing amounts of commercial advertising inventory there from, we may not be able to generate sufficient revenues from the sale of commercial advertising inventory attributable to these services to offset the up-front costs incurred in introducing them or the ongoing cost of providing them. In either case, we would continue to incur net losses, our financial condition may suffer and our stock price may decline.
We have incurred operating losses in connection with the introduction of radio news reports in Australia and we may be unable to conduct our expanded operations profitably.
     We began accumulating advertising inventory from certain network affiliate radio stations in Australia in July 2005 to be embedded within news reports, which resulted in direct operating costs relating to radio news reports inventory (excluding sales compensation costs) exceeding revenues from the sale of such inventory by approximately $1.3 million for the year ended June 30, 2006 and approximately $0.8 million for the year ended June 30, 2007. There can be no assurance that we will be able to generate sufficient revenues to offset the additional operating expenses associated with acquiring radio news reports advertising inventory. Our news operating costs were approximately $3.6 million for the year ended June 30, 2006 and approximately $5.3 million for the year ended June 30, 2007.
We have limited experience in the television broadcast market which may hinder our ability to provide our TV reports and expand into the television market successfully.
     Although providing TV reports is similar to providing radio traffic reports, we have limited experience in delivering information reporting services in the television broadcast market. Because our provision of TV reports is relatively untested, there is no assurance that these information reports will be accepted into the marketplace of television stations. Additional television stations may not contract to receive our TV reports and the stations currently subscribing for these services may not continue to subscribe after their existing contracts expire. If we are unable to expand our TV Network or retain the current subscribers of TV reports, we may not accumulate sufficient levels of commercial advertising inventory from these services to justify continuing to provide them. Even if we are able to expand our provision of TV reports and accumulate increasing amounts of commercial advertising inventory, we may not be able to generate sufficient revenues from the sale of commercial advertising inventory attributable to the these services to offset the up-front costs incurred in introducing them or the ongoing cost of providing them. In either case, our financial condition may suffer and our stock price may decline.
We have incurred operating losses in connection with our expansion of operations into Canada and may be unable to operate profitably in Canada.
     In addition to our Australian business expansion, we are continuing to expand our Canadian operations. In connection with our expansion in Canada, we have incurred net losses of approximately $160,000 for the period from May 16, 2005 (inception) through June 30, 2005, $2.6 million for the year ended June 30, 2006 and $3.8 million for the year ended June 30, 2007. We expect losses from our Canadian operations to continue for the foreseeable future as we continue to incur significant expenses in connection with providing our service offerings, building our infrastructure and developing our base of advertisers. Because we were only able to provide traffic reporting services to our entire group of Canadian network affiliates and markets in the final three months of the fiscal year ended June, 30, 2006, our Canadian operating expenses for the year ended June 30, 2007 are significantly higher than our Canadian operating expenses for corresponding prior year period. If our Canadian revenue grows more slowly than we anticipate, or if our Canadian operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability from our Canadian operations. Although our delivery of radio traffic reports in Australia has historically been profitable, we may be unable to replicate such profitable operations in Canada, due to cultural differences, regulatory restrictions, economic instability, or otherwise. If we are unable to operate profitably in Canada, we may be forced to abandon our Canadian operations without recovering the costs incurred in our expansion efforts, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
We have incurred operating losses in connection with our expansion of operations into the United Kingdom and may be unable to operate profitably in the United Kingdom.
     On October 19, 2006, we formed a wholly-owned subsidiary, UK Traffic Network, in anticipation of launching business operations in the United Kingdom. To date, we have generated no revenue from our activities in the United Kingdom and we cannot predict the time, if any, when we will begin to generate revenue from our United Kingdom operations. For the year ended June 30, 2007, UK Traffic Network incurred approximately $0.8 million of expenses in connection with our expansion efforts in the United Kingdom. We expect that expenses related to our expansion in the United Kingdom will continue for the foreseeable future and will increase substantially in connection with commencing and developing our service offerings, building our infrastructure and developing a base of advertisers. In addition, commencing business operations in the United Kingdom will require significant management attention and financial resources that could otherwise be devoted to expanding operations in our existing markets. Although UK Traffic Network has entered into contracts with several employees, we have not yet contracted with any radio or television stations to provide our services in the United Kingdom. If we fail to contract with radio and/or television affiliates in the United Kingdom or fail to sell any advertising inventory we obtain from such network affiliates, we will be unable to generate revenues in the United Kingdom. Even if we are able to generate revenue from United Kingdom operations, if such revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability from our operations in the United Kingdom. Although our provision of radio traffic reports in Australia has historically been profitable, we may be unable to replicate profitable operations in the United Kingdom due to cultural differences, regulatory restrictions, economic instability, or otherwise. If we are unable to operate profitably in the United Kingdom, we may be forced to abandon our operations there without recovering the up-front costs incurred in our expansion efforts, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
Our financial success depends on our ability to compete successfully in obtaining and maintaining contracts with radio and television stations and we may be unable to acquire or renew such contracts.
     The success of our business is largely dependent on our ability to maintain and acquire contracts with radio and television stations (“Affiliate Contracts”) in Australia, Canada, the United Kingdom and any other market into which we may expand our operations in the future. We face various sources of competition in providing our information reporting services. We believe that single market operators and groups of radio or television stations (whether or not under common ownership) that prepare and deliver their own traffic and news reports comprise our primary competition. Consolidation in the radio and television markets may create additional opportunities and economies of scale for large radio and/or television groups to provide their own traffic and/or news reporting services, which would pose greater competition to us. In addition to providers of broadcast reports, there are also alternative means of compiling traffic information and delivering such information to the public. Certain governmental agencies, including some state and local departments of transportation, generate selected traffic flow data through strategically positioned cameras that monitor traffic flow, which can be used by our competitors and directly accessed by consumers. Certain private entities generate selected traffic flow data and provide such information directly to consumers. We may also face future competition from providers of information reporting services that utilize new technologies to which we may not have access, both for the gathering and delivery of information. Such new technologies may reduce the demand for our services or render our services obsolete. Our current and potential competitors may offer alternative types of information services and may have substantially greater financial, technical, marketing or other resources than we do. There can be no assurance that our business will not be adversely affected by current or increased competition for acquiring Affiliate Contracts and providing information services in the markets in which we operate.
     We obtain our advertising inventory from radio and television stations in exchange for information reports and/or, for certain broadcasters, cash compensation. We may be required to increase the cash compensation that we pay for our commercial advertising inventory in certain cases, including in response to competition from third party information providers or groups of radio and television stations that prepare and deliver their own information reports. If we are required to increase the amount of cash compensation that we pay to certain network affiliates in exchange for our commercial advertising inventory, or to pay cash compensation to additional network affiliates, our financial condition may suffer and our stock price may decline.
     Due to the short-term nature of our Affiliate Contracts, which generally range from one to three years, and because we deliver information reports to several of our network affiliates pursuant to unwritten arrangements or expired Affiliate Contracts that may be construed as cancelable at will, we are vulnerable at all times to competition from other providers of information reporting services and from stations or groups of stations that may elect to prepare and deliver their own information reports. If we are unable to maintain a significant number of our network affiliates, either due to non-renewal of our Affiliate Contracts upon expiration or termination of unwritten arrangements with network affiliates, our commercial advertising inventory would decrease, possibly significantly, which would likely lead to significant declines in revenues.
Our financial success depends on our ability to compete successfully in selling commercial advertising inventory to advertisers and we may be unable to sell such inventory.
     Our business success is dependent on our ability to sell our commercial advertising inventory that we receive from our network affiliates in exchange for providing our information reporting services and/or, for certain broadcasters, cash compensation. Selling advertising is highly competitive. We compete for advertising sales with radio and television stations, including our network affiliates, as well as with other media, including local print media and other forms of communications media such as newspapers, magazines, outdoor advertising, transit advertising, internet advertising, direct response advertising, yellow page directories and point-of-sale advertising, among others. As a result of the advertising competition we face, we experience and expect to continue to experience increased price competition, which could lower our rates for radio and television advertising and could result in a decline in our revenues for radio and television advertising, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
     In addition, our overall business is subject to competition from existing or future entities that provide information reporting services in exchange for network-based advertising spots using a business model that is similar to ours. We currently compete with such an entity in Canada, Skywords Inc., which primarily operates in the Toronto market, but which also operates in certain other Canadian markets in which we provide our services. If we begin providing information reports in the United Kingdom, we may face competition from Trafficlink Limited and UBC Limited, which provide traffic reporting services to commercial radio stations and sell advertising acquired from those stations, respectively. We may also face competition from TrafficMaster Limited, which provides traffic data and services to GCap Media plc, one of the largest broadcasters in the United Kingdom. In the face of such competition, whether in Australia, Canada, the United Kingdom or any other market in which we introduce our services, we may not be able to provide information reporting services that are superior to our competitors’ or competitively priced against the services of our competitors. Even if we provide superior services, the presence of a competing service provider may lead to confusion and increase pricing competition, which may provide advertisers with additional leverage in negotiating the sale terms of our commercial advertising inventory. Such effects of competition may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our stock could decline as a result.
Our ability to sell commercial advertising and generate revenues may be subject to economic and industry fluctuations that are beyond our control.
     Because we generate substantially all of our revenues through the sale of commercial advertising, the success of our business is closely linked to the performance of the advertising industry. The advertising industry overall, in turn, tends to be affected by general economic conditions and is sensitive to the overall level of consumers’ disposable income within a given market. If people migrate to markets where we have a smaller or no presence, or if the general population shifts into a less desirable age or geographical demographic from an advertising perspective, advertisers may only be willing to pay lower fees for our commercial advertising inventory. A decline in general economic conditions within a market in which we operate could adversely affect advertising revenues generated from that market and, in turn, have an adverse effect on our profitability, operating results, financial conditions and the price of our common stock.
     In addition, our business is dependent upon the performance of the highly competitive radio and television industries. We generate revenue by selling commercial advertising inventory of our network affiliate radio and television stations. Radio and television stations compete for audiences and advertising revenues with other radio and television stations, as well as with other media, such as newspapers, magazines, direct mail, satellite radio and internet based media, within their respective markets. As a result, radio and television audience ratings and market shares are subject to change, which, if adverse, may result in a reduction of our advertising revenues. Our network affiliates’ competitors may develop services or media that are equal or superior to those our network affiliates provide or that achieve greater market acceptance and brand recognition than our network affiliates achieve. It is possible that new competitors may emerge and rapidly acquire significant market share from our network affiliates. Other variables that could adversely affect our network affiliates’ operations, and therefore potentially adversely effect our operations, include, without limitation:
•	unfavorable economic conditions, both general and relative to radio and television broadcasting and all related media industries, which may cause companies to reduce their expenditures on advertising;

•	unfavorable shifts in population and other demographics which may cause our network affiliates to lose customers, viewers and listeners;

•	an increased level of competition for advertising dollars, which may lead to lower advertising rates as our network affiliates attempt to retain customers or which may cause our network affiliates to lose customers to their competitors who offer lower rates than our network affiliates are able or willing to match;

•	technological changes and innovations that our network affiliates are unable to adopt or are late in adopting that offer more attractive advertising, listening or viewing alternatives than what our network affiliates currently offer, which may lead to a loss of advertising customers or to lower advertising rates; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies which could restrict the advertising media which our network affiliates employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.

     Radio and television businesses face increasing competition from new broadcast technologies, such as broadband wireless, cable television and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms compete with radio and television stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. We are unable to predict the effect such technologies and related services and products will have on the radio and television broadcasting industry, but the capital expenditures required for us to implement such technologies could be substantial and other companies employing such technologies could compete with our radio and television affiliates.
Potential consolidation of radio and television stations in the markets in which we operate and will operate in the future may result in reduction of our negotiating leverage for Affiliate Contracts and, subsequently, may increase costs and risk of loss with respect to our Affiliate Contracts.
     The continued financial success of our business is largely dependent upon our ability to maintain Affiliate Contracts with radio and television stations in Australia, Canada, the United Kingdom and any other market into which we may expand our operations in the future. If radio and television stations in the markets in which we operate consolidate, a broadcaster may determine that it is in its best interest to produce a product similar to ours internally and terminate our Affiliate Contract, subsequently eliminating the supply of commercial advertising inventory that we receive from such broadcaster. In addition, consolidation in the industry will result in fewer station owners who may then be able to negotiate with increased leverage for Affiliate Contracts. Further, consolidation may result in our entering into fewer Affiliate Contracts, each comprising a larger number of stations and constituting a greater percentage of our base of contracts. Subsequent to any consolidation, the loss of any one Affiliate Contract may have a much greater impact on the results of our operations. Consolidation in the industry and its potential effects could result in a significant decline in our revenues or increase in our expenses, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
The loss of Austereo Pty Ltd. or Australian Radio Network Pty Limited as one of our network affiliates in Australia would significantly decrease the amount of our commercial advertising inventory, which could have an adverse effect on our results of operations and our stock price.
     Austereo, one of our network affiliates, is the largest radio broadcaster in Australia and, as of June 30, 2007, provided us with approximately 21% of the Australian radio commercial advertising inventory (approximately 29% of such inventory from stations in our five largest Australian markets). When sold to advertisers, this radio commercial advertising inventory accounts for a material amount of our Australian revenues. In April 2004, we entered into an Affiliate Contract with Austereo pursuant to which we provided regularly-scheduled radio traffic reports to ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth. Effective July 1, 2006, we entered into a new two-year Affiliate Contract, which is scheduled to expire, if not renewed prior to such expiration, on June 30, 2008. In addition, we have entered into an Affiliate Contract with Austereo, effective July 1, 2005, which is also scheduled to expire on June 30, 2008, pursuant to which we obtain radio news reports inventory on these same ten radio stations. ARN, a large radio broadcaster in Australia, provided us approximately 20% of our Australian radio commercial advertising inventory (27% of the inventory in our five largest Australian markets) as of June 30, 2007. When sold to advertisers, this radio commercial advertising inventory accounts for a material amount of our Australian revenues. This inventory is provided under a three year agreement effective January 2006 to provide traffic reporting services to eleven ARN stations in Sydney, Canberra, Melbourne, Brisbane and Adelaide and a 26 month agreement effective December 2006 to acquire news radio commercial advertising inventory from eight ARN stations in Sydney, Melbourne, Brisbane and Adelaide. If we are unable to retain Austereo and/or ARN as a network affiliate, the amount of our radio commercial advertising inventory would decrease significantly. As a result, we would likely experience a corresponding or greater decrease in revenues from sales of our radio commercial advertising inventory, which may be compounded by the decrease in value of our Australian advertising network as a whole due to the reduction in our Australian audience reach.
     We have the right to obtain news information from Austereo pursuant to our News Report Broadcast Agreement with Austereo. If we are unable to receive radio news reports from Austereo pursuant to our News Report Broadcast Agreement, we may be unable to provide radio news information to our Australian network affiliates. These events may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.

The loss of Corus Entertainment, Inc. as one of our network affiliates in Canada would significantly decrease the amount of our commercial advertising inventory in Canada, which could have an adverse effect on our results of operations and our stock price.
     Corus Entertainment, Inc. (“Corus”), one of our Canadian network affiliates, is one of the largest radio broadcasters in Canada and its radio stations comprise over half of our affiliate network stations (excluding suburban regional stations) in Canada. Corus currently provides us with more than 60% of the Canadian radio commercial advertising inventory we receive (excluding suburban regional stations). We have entered into an Affiliate Contract pursuant to which we will provide radio traffic reports to these stations for a three-year period commencing with respect to each station on the date we began providing services to such station (which was between December 2005 and April 2006). Either party can terminate the agreement 18 months after the commencement of services by giving six months notice. If Corus were to cancel our agreement, and we were unable to replace their stations as network affiliates with comparable stations, we would have no network affiliates in several of our markets and would have a significantly reduced presence in terms of amount of commercial advertising inventory and audience delivery in the remaining markets. If this were to occur, we would likely be perceived by investors as an “Australia only” company, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
Our business is subject to risks based on our compliance with multiple legal and regulatory regimes due to our international operations.
     We conduct business in multiple international markets and, as a result, face added expenses related to the engagement of legal, accounting and other experts in each country in which we currently operate or may operate in the future. In addition, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, regulatory, social, political, or economic conditions in a specific country or region, trade protection measures and other regulatory requirements, government spending patterns and natural disasters. We are also exposed to risks associated with changes in the laws and policies that govern foreign investments in countries where we have operations as well as, to a lesser extent, changes in United States laws and regulations relating to foreign trade and investment. Such changes in laws, regulations and conditions could result in a significant increase in our expenses for regulatory compliance or require us to alter our operations, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
Our revenues may be adversely affected by fluctuations in currency exchange rates.
     Nearly all of our expenditures will be made and nearly all of our revenues will be generated outside of the United States. However, we report our financial condition and results of operations in U.S. dollars. As a result, any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of our revenues. If foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. For example, the exchange rates to U.S. dollars from Australian dollars applicable to our income statement data for fiscal years 2007, 2006, 2005, 2004 and 2003 are approximately 0.7859, 0.7473, 0.7539, 0.7140, and 0.5850, respectively. Though we have determined it is not necessary and have not hedged our exposure to foreign currency exchange rate changes, we may choose to hedge our exposure to foreign currency exchange rate changes in the future. There is no guarantee such hedging, if undertaken, will be successful.
We intend to expand into additional international markets and our inexperience in those markets increases the risk that our international expansion efforts will not be successful.
     We began delivering radio traffic reports to certain Canadian network affiliates in December 2005. We also intend to explore future opportunities to expand our operations into additional international markets as opportunities present themselves and as our financial resources permit. On October 19, 2006, we formed a wholly-owned subsidiary, UK Traffic Network, to operate our business in the United Kingdom. To date, UK Traffic Network has not contracted to provide services to any radio or television stations. Expansion into international markets requires significant management attention and financial resources, and our ability to provide radio traffic reports profitably in Australia may not be indicative of our results in Canada, the United Kingdom or in any other country in which we may attempt to expand. Certain members of our management have experience in operating a business similar to ours in Japan. In 1999, William L. Yde III, our Chairman, President and Chief Executive Officer, Dale C. Arfman, our Treasurer and Secretary and Robert L. Johander, one of our directors, founded Nihon (Japan) Traffic Network, a Japanese entity unrelated to us, which operated a traffic reporting service in the Japanese market (“Japan Traffic Network”). Japan Traffic Network invested significant funds in starting its Japanese operations and experienced a net loss of approximately $8 million dollars from its inception in 1999 until January 2002, after which Japan Traffic Network ceased its operations. Gary O. Benson, another one of our directors, was a director of Japan Traffic Network. The risks and obstacles Japan Traffic Network faced in introducing operations in Japan are indicative of the types of risks and obstacles we may face generally if and when we expand into additional international markets, including:
•	challenges caused by distance, language and cultural differences;

•	increased labor costs as a result of the existence or prevalence of collective bargaining arrangements, prevailing compensation structures and other employment-related matters;

•	legal, legislative and regulatory restrictions;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	longer payment cycles in some countries;

•	potentially adverse tax consequences in the United States and in the foreign countries in which we operate;

•	nationalization or seizure of private assets; and

•	higher costs associated with doing business internationally.
     These risks and obstacles may prevent us from operating profitably in any international market into which we attempt to expand our operations. If we attempt to expand into additional international markets but are unable to do so successfully, such a failed attempt could have a material adverse effect on our financial condition and results of operations, negatively impacting our business prospects and the price of our common stock.
If we fail to secure adequate financing in the future, our continued growth and financial performance may suffer.
     Our expansion into new Australian, Canadian, United Kingdom and other international markets and continued growth of our services in these markets may require significant additional capital resources. These future capital needs are difficult to predict. We may require additional capital in order to implement an expanded business model, to take advantage of certain opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Moreover, our day-to-day operations require the use of sophisticated equipment and technology. The maintenance and replacement of such equipment requires significant expenditures. Since the date of our initial public offering in March 2006, we have used approximately $11.9 million of the $19.1 million of the net proceeds there from as of June 30, 2007. While we believe that our current cash and cash equivalents, the net proceeds of the follow-on offering and the availability of financing under our line of credit will be sufficient to fund our operations for the next 12 months, we may need to seek additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. As the terms and availability of financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed equity or debt financing is too high or the terms of such equity or debt financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders and the price of our common stock could decline as a result.
If we fail to manage our growth effectively by investing in the necessary infrastructure, the quality of our products and services may suffer, negatively impacting our Affiliate Contracts.
     Pursuant to our business plan, we have experienced, and continue to experience, rapid expansion of our business and operations which has placed, and will continue to place, significant demands on our management, operational, technical and financial infrastructure. Since March 2005, we have introduced radio news reports and expanded TV reports in Australia, commenced operations in seven Canadian markets and acquired a competitor in Canada. Continued growth will require continued investment in personnel, facilities, technology infrastructure, and financial and management systems and controls, especially if we expand our Canadian and United Kingdom operations as currently contemplated. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our Affiliate Contracts and our relationships with network affiliates, potentially resulting in the termination of such Affiliate Contracts and a decrease in our commercial advertising inventory. Furthermore, expansion could result in our expenses increasing faster than our revenue, causing our operating margins to be adversely affected in the short-term and the long-term.
If we fail to expand into new markets, we may be unable to increase our revenue and expand our profits in the future.
     Although our current business operations are conducted in Australia and Canada, our continued growth and expansion is dependent, in part, on our ability to establish relationships with radio and television stations in new international markets by developing new operations or acquiring existing operations. We have recently begun to explore opportunities for expansion into several European markets and have formed a subsidiary in the United Kingdom in anticipation of commencing operations there. To date, however, we have not contracted to provide services to any radio or television stations in the United Kingdom or any other European market and we have no commitments or agreements with respect to any acquisitions in these markets. Despite our interest and recent activities in exploring expansion into additional international markets, there can be no assurance that we will be able to identify and acquire operations or establish operations in new markets or that we will be able to finance such acquisitions or expansion in the future. There can be no assurance that we will be able to integrate successfully any acquired business or realize any operating efficiencies from any acquisition. Further, if we engage in any such strategic transaction, we may encounter unforeseen operating challenges and expenses that may require a significant amount of management time that otherwise would be devoted to running our operations, which may harm the quality of our services and products.
Aircraft operations involve risks that may not be covered by our insurance or may increase our operating costs.
     On February 2, 2007, a helicopter owned by Canadian Traffic Network, but operated by a third-party vendor, crashed during a maintenance flight. Although none of our employees and no personnel of our network affiliates were in the helicopter at the time of the accident, and the majority of the replacement cost was covered by the third-party vendor’s insurance, the crash is an example of how the operation of aircraft inherently involves a degree of risk. Hazards such as harsh weather, mechanical failures, pilot error, acts of terrorism, crashes, collisions and emergency safety landings may impact our business and may result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations, temporarily or indefinitely. These risks include injury to or death of personnel and others and damage to or loss of property. In addition, if one of our aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability and substantial unforeseen expenses. Even when such hazards do not lead to injury, loss of life or damage to property and equipment, their occurrence can result in negative publicity regarding us and our industry in the markets in which we operate. Harm to our public image may, in turn, adversely affect our ability to enter into new Affiliate Contracts or renew existing Affiliate Contracts, or to arrange for the sale of our commercial advertising inventory, any of which could negatively affect our results of operations.
     We attempt to protect ourselves against these losses and damage by carrying insurance, including general liability, aviation, workers’ compensation and property and casualty insurance. Our insurance coverage is subject to deductibles and maximum coverage amounts, and we do not carry insurance for all types of losses, including business interruption and terrorism. We cannot assure you that our existing coverage will be sufficient or that in the future we will be able to maintain our existing coverage or that the premiums will not increase substantially. In addition, future events, including, without limitation, terrorist activity, accidents or other events could increase our insurance rates. The loss of our liability insurance coverage or inadequate coverage from our liability insurance could result in our exposure to substantial unforeseen expenses and subsequent reductions in our earnings.
     In addition, we are subject to regulations and restrictions with regard to our operation of our aircraft in Australia. Violations of these regulations and restrictions could result in monetary penalties or the revocation of our air operating certificates. Although monetary penalties would have an impact on our results of operations if material in amount, the loss of our air operating certificates could result in temporary or permanent grounding of our aircraft, which would have a material adverse effect on our business operations and could result in a substantial loss of revenues or increase in expenses.
The loss of the services of William L. Yde III, our Chairman, Chief Executive Officer and President, or Scott E. Cody, our Chief Operating Officer and Chief Financial Officer, or other key employees, or the failure to attract additional key individuals, could materially adversely affect our business.
     Our financial success is dependent to a significant degree upon the efforts of our current executive officers and other key employees. We have entered into employment agreements with William L. Yde III and Scott E. Cody. However, there can be no assurance that these individuals will continue to provide services to us. A voluntary or involuntary termination of employment by Messrs. Yde or Cody could have a material adverse effect on our business operations and negatively impact the price of our common stock. At present, we do not maintain key man life insurance policies for any of these individuals.

     Our success and viability is also dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our management and on-air broadcasters who become recognizable personalities for the radio and television stations for whom they deliver information reports. Although our Affiliate Contracts generally prohibit stations from soliciting our employees for hire, there is no assurance that we will be able retain our most recognizable on-air broadcasters. Our employee relations and related labor costs may be impacted by collective bargaining arrangements, prevailing compensation structures or other employment-related matters. If we are unable to retain broadcasters or attract replacements for them, our network affiliates may become dissatisfied with our delivery of information reports potentially resulting in the cancellation of Affiliate Contracts, a subsequent reduction in commercial advertising inventory and the loss of advertising revenue.
Our broadcasts are subject to regulatory bodies whose rules and regulations may adversely affect our business.
     The ownership, operation and sale of radio and television stations in Australia and Canada are subject to the jurisdiction of the Australian Communications and Media Authority (the “ACMA”) and the Canadian Radio-television and Telecommunications Commission (the “CRTC”), respectively. Our network affiliates in Australia and Canada are subject to the regulations and policies of the ACMA and the CRTC, respectively, and such regulation extends to the content of the information reports and advertising spots we provide to them. Among other things, the ACMA and the CRTC adopt and implement regulations and policies that directly or indirectly affect the ownership, operations and sale of radio and television stations, and have the power to impose penalties for violations of their rules. In addition, our violations of the regulations or policies of the ACMA or the CRTC may be a breach of certain of our network affiliates’ contracts. Such regulations may adversely affect our business. We expect to be subject to similar regulations in other geographic markets we enter, including the United Kingdom.
Because our operating subsidiaries are organized under the laws of foreign jurisdictions and substantially all of our non-cash assets are located outside of the United States, you may have difficulties collecting on judgments rendered against us in United States courts.
     We are a Delaware corporation and all of our current executive officers and directors reside in the United States. However, Australia Traffic Network, Canadian Traffic Network and UK Traffic Network, our subsidiaries which conduct our current operations, are organized as an Australian proprietary company, an Alberta business corporation, and a private company limited by shares incorporated in England and Wales, respectively. Because substantially all of our non-cash assets are owned by these subsidiaries and are located outside of the United States, if stockholders or other third parties obtain judgments against us in United States courts (including judgments based upon the civil liability provisions of the United States federal securities laws), they may be required to seize the equity interests of our foreign subsidiaries in satisfaction of such judgments. Because these subsidiaries are foreign entities, an attempt to seize our equity interests could be frustrated by objections raised in the applicable foreign jurisdiction to the transfer of such interests. Therefore, our stockholders and others may have difficulties in enforcing and collecting upon any potential judgments rendered against us in United States courts.
We have been, and will continue to be, required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the Sarbanes-Oxley Act of 2002 and the listing requirements of the NASDAQ Global Market, which will increase our costs and divert management’s time and attention.
     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for the NASDAQ Global Market, have imposed duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these rules, we may hire additional personnel and will use additional outside legal, accounting and advisory services, all of which will increase our operating expenses in the future. In particular, we will incur additional administrative expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent auditor.
     We recently became a public reporting company and are in a continuing process of developing and establishing internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting when required to do so under Section 404 of the Sarbanes-Oxley Act of 2002. As a “non-accelerated filer” under the Securities Exchange Act of 1934, as amended, our management will be required to report on our internal controls over financial reporting commencing for fiscal 2008 and our independent registered public accounting firm will be required to attest to such report commencing for fiscal 2009. If the aggregate market value of our common stock held by non-affiliates is greater than $75 million as of December 29, 2007 (the last trading day of our second fiscal quarter), we will qualify as an “accelerated filer” under the Securities Exchange Act of 1934 at the end of fiscal 2008. In such event, our independent registered public accounting firm will be required to attest to management’s report of internal controls over financial reporting commencing for fiscal year ending June 30, 2008. As a company with limited capital and human resources, we anticipate that a significant amount of management’s time and attention will be diverted from our business to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.
     During the review of our financial statements for the period ended March 31, 2007 and in the course of preparing for our follow-on offering, we determined that there were significant deficiencies in our internal controls over financial reporting. The first significant deficiency pertained to the accrual of station compensation expenses required under a network affiliate contract in a period prior to our entering into the contract but during which we received advertising inventory without paying station compensation. The second significant deficiency pertained to a lack of communication between certain members of our executive management team after our execution of a new network affiliate contract in Australia. While we believe we have remedied these significant deficiencies and that neither deficiency was a material weakness in our internal controls, there is no guarantee that we will not discover further significant deficiencies or material weaknesses. As we develop and implement internal controls and procedures that will allow management to report on, and our independent registered accounting firm to attest to, our internal control over financial reporting, it is possible this process will uncover further significant deficiencies in our internal control or material weaknesses in our internal control.
     In the event we identify additional significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the Securities and Exchange Commission (the “SEC”). This would likely have an adverse affect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the NASDAQ Global Market, which would severely limit the liquidity of our common stock.
     If an active trading market for shares of our common stock does not develop, the price of our common stock may be subject to wide fluctuations and you may find it difficult to resell shares of our common stock.
     In general, since the effective date of our initial public offering, there has been limited trading activity in shares of our common stock. If such limited trading volume continues into the future, you may find it difficult to resell shares of our common stock publicly when you choose. Furthermore, small trading volumes generally depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate. You may not receive a positive return on your investment when you sell your shares and you may lose the entire amount of your investment.
     The market price of our common stock is likely to be volatile and subject to fluctuations in response to various factors, many of which are beyond our control. These factors may include, without limitation:
•	variations in our operating results;

•	addition or loss of significant network affiliates or advertisers;

•	changes in the economies in which we provide our information services;

•	the departure of the Chairman of our Board of Directors or other key executive officers;

•	the level and quality of securities analysts’ coverage of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	entry into new international markets and the costs associated therewith;

•	changes in the governmental regulations to which we will be subject in various countries;

•	announcements by third parties of significant claims or proceedings against us;

•	the availability of new media for delivery of traffic and news reporting services; and

•	future sales of our common stock or other debt or equity securities.
     In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has been instituted against the public company. Regardless of its outcome, should this type of litigation be instituted against us, it could result in substantial costs to us and a likely diversion of our management’s attention from our business operations.

     The concentration of our common stock ownership by our current management will limit your ability to influence corporate matters.
     As of August 31, 2007, directors and executive officers own or are able to vote in the aggregate approximately 35.8% of our issued and outstanding common stock. As such, our directors and executive officers, as stockholders, have significant influence to elect any or all of our directors, as well as influence in connection with all corporate activities, including mergers, proxy contests, tender offers or other purchases of our common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of our common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that you do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control of us. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.
     Our Board of Directors’ ability to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our common stock.
     Our certificate of incorporation authorizes 10,000,000 shares of “blank check” preferred stock. Our Board of Directors has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking the approval of our common stockholders, subject to certain limitations on this power under the listing requirements of the NASDAQ Global Market and the laws of the state of Delaware. The authority of our Board of Directors to issue “blank check” preferred stock, along with any future anti-takeover measures we may adopt, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of us not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares of our common stock at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected.
     Our common stock could be delisted from the NASDAQ Global Market, which delisting could hinder your ability to obtain accurate quotations on the price of our common stock, or dispose of our common stock in the secondary market.
     In order to maintain our listing on the NASDAQ Global Market, our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on the NASDAQ Global Market. In the event our common stock is delisted from the NASDAQ Global Market and we are also unable to maintain a listing on another alternate exchange, trading in our common stock could thereafter be conducted in the NASD’s OTC Bulletin Board or in the over-the-counter markets in the so-called pink sheets. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.
     Because we do not intend to pay dividends on our common stock, you must rely on stock appreciation for any return on your investment.
     We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment in our common stock.

Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We lease approximately 800 square feet of office space in New York, New York, and operation centers, broadcast studios and marketing and administrative offices in Australia and Canada. We lease approximately 9,000 square feet in the aggregate in Australia and approximately 14,000 square feet in the aggregate in Canada, pursuant to the terms of various lease agreements. For the year ended June 30, 2007, we incurred approximately $550,000 in facilities rental expense.
Item 3. Legal Proceedings
     From time-to-time, we are involved in various legal actions arising in the ordinary course of business. Currently, there are no legal matters pending the ultimate dispositions of which will, in the opinion of our management, have a material effect on our consolidated financial position and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     On September 19, 2007, there were approximately 2,026 beneficial holders of our common stock.
     Since March 24, 2006, the Company’s common stock has traded on NASDAQ Global Market under the stock symbol “GNET”. The following table sets forth the range of high and low sales prices on NASDAQ for the common stock for the calendar quarters indicated.

	High	Low
Fiscal 2006
Quarter Ended March 31, 2006	$7.00	$5.00
Quarter Ended June 30, 2006	$6.41	$4.64
Fiscal 2007
Quarter Ended September 30, 2006	$5.63	$3.11
Quarter Ended December 31, 2006	$5.30	$4.00
Quarter Ended March 31, 2007	$5.60	$3.66
Quarter Ended June 30, 2007	$7.99	$4.67
The closing sales price for the Company’s common stock on August 31, 2007 was $7.30.
STOCK PERFORMANCE GRAPH
     The Securities and Exchange Commission, requires that we include in this report a line-graph presentation comparing cumulative return to our stockholders (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by us. The following presentation compares our common stock price for the period from our first day of trading on March 24, 2006 through June 30, 2007, to the Nasdaq Composite Index and to the Dow Jones Wilshire Microcap Index.
     We have elected to use the Dow Jones Wilshire Microcap Index in compiling our stock performance graph because we believe the Dow Jones Wilshire Microcap Index represents a comparison to companies with similar market capitalization as ours.
     The presentation assumes that the value of an investment in each of our common stock, the Nasdaq Composite Index and the Dow Jones Wilshire Microcap Index was $100 on March 24, 2006, and that any dividends paid were reinvested in the same security.
COMPARISON OF 15 MONTH CUMULATIVE TOTAL RETURN*
Among Global Traffic Network, Inc, The NASDAQ Composite Index
And The Dow Jones Wilshire MicroCap Index

* $100 invested on 3/24/06 in stock or on 2/28/06 in index-including reinvestment of dividends. Fiscal year ending June 30.

     Dividends
     Prior to our initial public offering, Australia Traffic Network, our wholly-owned Australian operating subsidiary, was a separate entity controlled by the same shareholder base that controlled us immediately prior to such initial public offering. On March 23, 2006, the effective date of the initial public offering, and pursuant to the Securities Exchange Agreement, we effected the Share Exchange, in which we exchanged 4,000,000 shares of our common stock and issued an aggregate of $1.4 million in promissory notes to the shareholders of Australia Traffic Network for all of the outstanding ordinary shares of Australia Traffic Network. As a result of the Share Exchange, Australia Traffic Network became our wholly-owned subsidiary. The Share Exchange Notes issued in the Share Exchange, which were intended to cover the estimated tax consequences to the Australia Traffic Network shareholders of the Share Exchange, were paid in their entirety on March 29, 2006, the closing date of our initial public offering, out of the net proceeds from the initial public offering. William L. Yde III, our Chairman, Chief Executive Officer and President, and Dale C. Arfman, a member of our Board of Directors and our Treasurer and Secretary, as former shareholders of Australia Traffic Network, received payments $486,170 and $413,810, respectively, in connection with the repayment of the Share Exchange Notes. Metro Networks Communication, Inc., a former shareholder of Australia Traffic Network that at that time beneficially owned in excess of 10% of our common stock, received $253,679 in connection with the repayment of a Share Exchange Note.
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
     Prior to our initial public offering, Australia Traffic Network historically paid dividends to its shareholders to cover the shareholders’ estimated United States tax liabilities for the preceding calendar year. From July 1, 2004 to the date of our initial public offering, Australia Traffic Network declared dividends of approximately $233,000 in the aggregate to its shareholders. Of such amount, Messrs. Yde and Arfman and Metro Inc. received approximately $75,000, $69,000 and $42,000, respectively. As a wholly-owned subsidiary of ours, Australia Traffic Network has not declared dividends since the date of our initial public offering.
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
     The following table sets forth certain information as of June 30, 2007 with respect to the 2005 Plan.

Number of
Securities
	Number of		Remaining
	Securities	Weighted	Available
	to be Issued Upon	Average	for Future Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation
Plan category	Options	Options	Plans

Equity compensation plans approved by security holders:
2005 Stock Incentive Plan	695,000	$5.11	505,000

Total:	695,000	$5.11	505,000

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	—	—	—

       Use of Proceeds
     The SEC declared the Company’s registration statement filed on Form S—1 under the Securities Act (File No. 333—130417) effective on March 23, 2006, in connection with our initial public offering. The underwriter for the initial public offering was Feltl and Company. The aggregate net proceeds of the offering were approximately $19.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.
          As of March 31, 2007, we had remaining proceeds from the initial public offering of approximately $8.4 million. During the quarter ended June 30, 2007, we used approximately $1.2 million of such proceeds, primarily for the following: approximately $0.3 million for capital expenditures, approximately $0.4 million to acquire substantially all the assets of Wise Broadcasting Network Inc. and approximately $0.5 million for working capital purposes. Except for employee salaries and directors fees paid in the ordinary course, and payables for advertising resulting from our mutual sales representation agreement with an affiliate of Metro Networks (see “Business — Our Business Model Products and Services — Mutual Sales Representation Agreement with Metro Networks Communications”), none of the proceeds from our initial public offering used during the quarter ended June 30, 2007 were directly or indirectly paid to any of the Company’s directors, officers, their respective associates, 10% shareholders or affiliates. As of June 30, 2007, the Company had remaining proceeds from the initial public offering of approximately $7.2 million.
Item 6. Selected Financial Data
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of June 30, 2007, June 30, 2006, and June 30, 2005 and for the fiscal years ended June 30, 2007, June 30, 2006, June 30, 2005 and June 30, 2004 have been derived from the audited consolidated financial statements of the Company. The selected financial data as of June 30, 2004 and June 30, 2003, and for the fiscal year ended June 30, 2003 have been derived from the unaudited consolidated financial statements of the Company.
     The selected financial data presented herein assumes that the Share Exchange had occurred as of July 1, 2003 such that Australia Traffic Network had been a wholly owned subsidiary of the Company for all periods presented. However, the balance sheet data as of June 30, 2005,

2004, and 2003 does not include the impact of the issuance of the Share Exchange Notes as part of the Securities Exchange Agreement. Any activity or balances prior to May 16, 2005 (the Company’s date of formation) pertain to Australia Traffic Network. Because the Company and Australia Traffic Network are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation.
In thousands except per share data

	2007	2006	2005	2004	2003
					(unaudited)
Income statement data for the year ended June 30:
Net revenues	$31,699	$19,502	$15,380	$11,154	$5,709
Operating expenses	21,835	15,309	8,708	7,871	2,369
Selling, general and administrative expenses	10,120	6,415	4,175	2,750	2,003
Depreciation and amortization	907	587	282	205	117
Operating (loss) income	(1,163)	(2,809)	2,215	328	1,220
Interest expense	170	319	99	93	23
Other (income) expense	(546)	(220)	(18)	29	17
Net (loss) income before taxes	(787)	(2,908)	2,134	206	1,180
Income tax expense	1,230	88	698	74	348
Net (loss) income	(2,017)	(2,996)	1,436	132	832
(Loss) income per common share:
Basic and diluted	$(0.16)	$(0.31)	$0.17	$0.02	$0.10
Cash dividends declared	—	233	—	—	182
In thousands
Balance sheet data at June 30:

	2007	2006	2005	2004	2003
				(unaudited)	(unaudited)
Cash and cash equivalents	$7,278	$14,649	$51	$318	$649
Total assets	23,840	24,288	6,616	3,848	3,373
Long-term obligations	1,161	1,508	1,911	1,044	808
Total liabilities	9,007	8,680	5,420	3,535	2,503
Stockholders’ equity	14,833	15,608	1,196	313	870

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio and television stations in Australia and Canada. We also provide news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. We derive substantially all of our revenues from the sale to advertisers of commercial advertising inventory associated with these information reports. We obtain this advertising inventory from radio and television stations in exchange for information reports and/or, for certain broadcasters, cash compensation. Although we are a Delaware corporation with principal executive offices located in New York, New York, we do not provide, nor do we intend to provide traffic or news reports to radio or television stations in the United States.
     On March 29, 2006, we consummated an initial public offering in which we sold 3,800,000 shares of our common stock at a price to the public of $5.00 per share. Our Australian operations are conducted by Australia Traffic Network. Prior to our initial public offering, Australia Traffic Network was a separate entity which was controlled by the same shareholder base that controlled us. Immediately prior to our initial public offering, we completed the Share Exchange, at which time Australia Traffic Network became our wholly-owned subsidiary. The Share Exchange Notes, which were intended to cover the estimated tax consequences to the shareholders of Australia Traffic Network, were paid in their entirety on the closing date of the initial public offering out of the net proceeds from such offering. On May 4, 2006, the underwriter for the offering closed on its over-allotment option to purchase an additional 570,000 shares at the price to public less underwriting commissions and discounts. The net proceeds from our initial public offering, including from the shares sold pursuant to the underwriter’s over-allotment option, after deducting underwriting discounts and commissions and offering expenses, was approximately $19.1 million.
     Our Canadian operations are conducted by Canadian Traffic Network, our indirect wholly-owned subsidiary.
     On October 19, 2006, we formed UK Traffic Network to operate our business in the United Kingdom. Although we have entered into contracts with several employees, we have not yet contracted with any radio or television stations to provide our services in the United Kingdom.
     Global Traffic Network, Inc. is a holding company and conducts no operations. Unless we indicate otherwise, the discussions below regarding our financial condition and results of operations present information on a consolidated basis which assumes that the Share Exchange had been completed prior to the periods discussed such that Australia Traffic Network was a wholly-owned subsidiary of ours throughout such periods. In that regard, our consolidated balance sheet data reflect the Share Exchange and discussions regarding our financial information reflect such information on a consolidated basis giving effect to the Share Exchange. Balance sheet information for periods prior to the Share Exchange does not reflect the issuance of the Share Exchange Notes. In each case, all material inter-company transactions and balances have been eliminated. Financial information prior to May 16, 2005 (the date of our formation) pertains solely to Australia Traffic Network.
     On July 31, 2007 we consummated a follow-on public offering in which we sold 5,175,000 shares of our common stock at a price to the public of $6.25 per share. The net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $29.8 million.
The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three categories based on the content of the report and the medium in which it is delivered. Collectively, we refer to these reports as our “information reports.”
•	Radio traffic reports: Through our information-gathering infrastructure and the use of external traffic information services, we provide daily scheduled customized traffic reports to radio stations that contract to receive our services.

•	Radio news reports: In July 2005, we began building upon our radio traffic reports platform by obtaining and selling advertising inventory embedded within radio news reports.

•	TV reports: In 2003, we began providing regularly scheduled video traffic reports to television stations. In addition, because our aircraft are often already in the air covering traffic conditions, they are often first to arrive at the scene of a breaking news story. In a strategic effort to expand our reach into the television markets, we have been using this on-the-scene presence to compile video footage of such breaking news, which we provide to certain television stations that contract for our regularly scheduled TV reports in those markets where we produce video.

          The radio stations that contract to receive our traffic and news reports become members of our Radio Network. Likewise, the television stations that contract to receive our TV reports become members of our TV Network. Collectively, we refer to the members of these networks as our network affiliates. We offer all three categories of information reports to our network affiliates in Australia, but prior to our acquisition of substantially all the assets of Wise Broadcasting Network Inc., we only provided radio traffic reports and TV reports to our network affiliates in Canada. Effective April 2, 2007, Canadian Traffic Network acquired substantially all the assets of Wise Broadcasting Network Inc. after which we commenced providing news, weather, sports and business information reports to certain of our Canadian network affiliate radio stations on a limited basis. As part of this acquisition, we started providing content and selling advertising for various digital signage outlets, but we do not expect this to be a material part of our future business. Separately, we have signed an agreement to provide TV reports to five television stations in five of our Canadian markets. We currently provide TV reports under this contract to three of the television stations and expect to commence providing TV reports to the remaining two stations shortly. We intend to begin providing radio news reports and TV reports to our network affiliates in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves.
       Our Sources of Revenue — Sale of Commercial Airtime Inventory
          In exchange for providing our information reports and/or, for certain broadcasters, cash compensation, our network affiliates provide us with commercial advertising inventory primarily comprised of ten second advertising spots embedded in information reports. We generate revenues by packaging and selling this commercial advertising inventory for cash to advertisers on a local, regional or national network basis. To date, we have recognized no revenue related to the bartering of goods and services and do not anticipate entering into barter transactions for the sale of our commercial advertising inventory in the future.
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $28.4 million, or 90%, of our revenues for year ended June 30, 2007. Of such amount, approximately $21.5 million, or 68%, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to expand the provision of radio news reports and TV reports in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in seven Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton and Winnipeg. As commercial advertising inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory attributable to radio news reports and TV reports in Australia and our provision of radio traffic and information reports and TV reports in Canada.
     Our Expenses
          Our expenses are primarily comprised of three categories: operating expenses, selling expenses and general and administrative expenses. Operating expenses consist of station compensation and all expenses related to the gathering, producing, and broadcasting of our information reports, including aviation costs and expenses, salaries and benefits for our on-air personalities who deliver the information reports. Station compensation consists of the reimbursement of expenses incurred by stations which we would otherwise incur in providing services to the station, as well as any additional cash consideration paid to a network affiliate in exchange for commercial advertising inventory. We may incur increased expenses in the form of station compensation in connection with adding certain broadcasters to our base of network affiliates. As mentioned above, our experience indicates that in such instances there is generally a delay between acquiring commercial advertising inventory from new network affiliates and the realization of increased revenue from the sale of such inventory. Aviation costs relate to the costs of our airborne surveillance, an integral part of our information gathering, and consist both of payments to outside vendors to lease aircraft and the operating costs (including fuel, maintenance, and insurance costs) associated with the operation of the fleet of aircraft we own. Our fleet of leased and owned aircraft currently consists of:

	Australia		Canada
	Leased	Owned	Leased	Owned
Fixed-wing aircraft	3	1	1	0
Helicopters	0	4	2	5
     In August 2007, we took delivery of a helicopter that replaced an owned helicopter in Canada that was destroyed during a maintenance flight accident (see footnotes to our audited financial statements). As our Canadian operations expand, we intend to purchase two additional helicopters to replace our two leased helicopters in Canada. Until we are able to purchase the number of helicopters necessary to support our operations, we intend to continue to lease such helicopters. In September 2007, we placed a $35,000 deposit to order another helicopter. The purchase price is approximately $0.7 to $0.8 million. We can cancel the order by forfeiting the deposit.
     Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial advertising inventory. General and administrative expenses consists of corporate overhead, including administrative salaries, real property lease payments, insurance, salaries and benefits for our corporate executive officers, compensation expense related to stock options and legal and accounting fees. Expenses other than selling expenses are generally accounted for evenly over the applicable fiscal year.
Basis of Presentation
     We derive substantially all of our income and revenue to date from our Australian operations and, to a lesser extent, our Canadian operations and we have recently begun generating expenses from our attempt to expand our operations into the United Kingdom. However, the financial information contained in this Form 10-K, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for each quarterly period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates from Australian dollars, Canadian dollars and British pounds to United States dollars applicable to our income statement data for each of the three month periods ended June 30, 2007, 2006, and 2005, March 31, 2007, 2006 and 2005, December 31, 2006, 2005 and 2004 and September 30, 2006, 2005 and 2004 and applicable to our balance sheet data as of June 30, 2007 and 2006 are set forth below:
Australia

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2007	0.8314	June 30, 2007	0.8493
Three month period ended March 31, 2007	0.7863
Three month period ended December 31, 2006	0.7718
Three month period ended September 30, 2006	0.7541
Three month period ended June 30, 2006	0.7467	June 30, 2006	0.7423
Three month period ended March 31, 2006	0.7394
Three month period ended December 31, 2005	0.7437
Three month period ended September 30, 2005	0.7593
Three month period ended June 30, 2005	0.7691
Three month period ended March 31, 2005	0.7781
Three month period ended December 31, 2004	0.7578
Three month period ended September 30, 2004	0.7099

Canada

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2007	0.9103	June 30, 2007	0.9386
Three month period ended March 31, 2007	0.8534
Three month period ended December 31, 2006	0.8776
Three month period ended September 30, 2006	0.8922
Three month period ended June 30, 2006	0.8907	June 30, 2006	0.8958
Three month period ended March 31, 2006	0.8693
Three month period ended December 31, 2005	0.8521
Three month period ended September 30, 2005	0.8315
United Kingdom

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2007	1.9850	June 30, 2007	2.0088
Three month period ended March 31, 2007	1.9551
Three month period ended December 31, 2006	1.9174
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
Results of Operations
Year Ended June 30, 2007 Compared With Year Ended June 30, 2006
               During the year ended June 30, 2006, we commenced in Australia providing radio news advertising inventory for our advertising clients and expanded our TV services. In addition, we commenced providing radio traffic services in Canada, commencing broadcasting traffic reports in our first market in December 2005 and initially broadcasting in our seventh market in April 2006. We also became a public company in March 2006, which increased our corporate overhead costs. During the year ended June 30, 2007, our results were impacted by the full year of costs associated with the introduction of traffic services to Canada and a full year of costs of being a public company, as well as additional expenses associated with further expansion of our news offerings in Australia. In addition, we began to incur expenses in the United Kingdom in anticipation of commencing operations there in the future. As of the date of this report, we had not contracted with any radio or television stations in the United Kingdom to provide our services or to receive advertising inventory.
               Revenue. Revenue increased from approximately $19.5 million for the year ended June 30, 2006 to approximately $31.7 million for the year ended June 30, 2007, an increase of approximately 62.6%. The increase in revenues was primarily driven by a $9.4 million increase in revenues from our Australian operations. Additionally, revenues from the sale of inventory related to our Canadian operations increased approximately $2.8 million to approximately $3.3 million from $0.5 million in the previous year. The increase in our Australian revenues consisted of approximately $7.4 million from our radio network and approximately $2.0 million from our TV network. The increase in revenues from our radio network was approximately $5.3 million from our traffic network and approximately $2.1 million from our news network. We generated no revenue from the United Kingdom for the years ended June 30, 2007 and 2006.
               Operating expenses. Operating expenses increased from approximately $15.3 million for the year ended June 30, 2006 to $21.8 million for the year ended June 30, 2007, an increase of approximately 42.5%. Approximately $3.1 million of the increase pertained to our operations in Canada. During the year ended June 30, 2006, our first Canadian market began broadcasting traffic reports in mid-December 2005, five of our markets commenced broadcasting traffic reports during the three months ended March 31, 2006 and our seventh market commenced broadcasting traffic reports in April 2006. For the year ended June 30, 2007, we broadcast traffic reports in all seven markets for the entire year. Approximately $3.1 million of the increase in operating expenses pertained to our Australian operations. Of the increase in Australian operating expenses, approximately $1.2 million pertained to our traffic operations, approximately $1.6 million to our news operations and approximately $0.2 million to our TV operations. The increase in traffic operating expenses consisted primarily of approximately $1.1 million in station compensation and approximately $0.4 million of employee costs, partially offset by approximately $0.2 million reduction in aviation costs. The increase in news operating expenses consisted primarily of approximately $0.1 million related to hiring a news director, approximately $0.1 increase in production costs, and approximately $1.4 million increase in station compensation due primarily to additional news affiliates, as well as contractual increases to previously existing affiliates. As of June 30, 2006 we had ten radio news affiliates and we had 22 radio news affiliates as of June 30, 2007. Approximately $0.3 million of the increase in operating expenses pertained to the United Kingdom, mainly the cost of personnel hired to obtain radio station affiliates and set up operations. If we are successful in procuring radio and television affiliates in the United Kingdom, we will incur significant additional costs. Such costs can not be reasonably estimated unless and until such agreements are negotiated.
               Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $6.4 million for the year ended June 30, 2006 to approximately $10.1 million for the year ended June 30, 2007, an increase of approximately 57.8%. Approximately $1.4 million of the increase pertained to corporate overhead, including costs associated with the expansion of our corporate staff as a result of hiring a senior vice president/director of international sales, non-cash compensation expense relating to our granting of stock options and costs related to our status as a public company incurred during the year ended June 30, 2007. Because we became a public reporting company on March 23, 2006, the impact on costs of being a public company did not impact the entire year ending June 30, 2006. Likewise, we did not begin to grant stock options until after our initial public offering, so the non-cash compensation expenses resulting from stock option grants was also limited during the year ended June 30, 2006. Expense from the granting of employee, contractor and director stock options was approximately $0.4 million for the year ended June 20, 2007 and $0.1 million for the year ended June 30, 2006.
               Effective July 1, 2006, we began to allocate our corporate overhead expense to our Australian operating company. It has been determined that it is not necessary to allocate overhead to our Canadian and United Kingdom subsidiaries due to the start-up nature of the operations. We had allocated approximately $0.2 million of overhead to our Canadian subsidiary during the interim periods in fiscal 2007 before making the determination. This allocation and subsequent reversal has no material impact on the consolidated financial statements. The amount allocated for the year ended June 30, 2007 was approximately $1.8 million to Australia Traffic Network. The net impact to Australia Traffic Network as a result of this allocation, after factoring in the approximately $0.3 million management fee charged to Australia Traffic Network by Wisconsin Information Systems, Inc. d/b/a Milwaukee Traffic Network (“Milwaukee Traffic Network”) for the year ended June 30, 2006, was an increase in selling, general and administrative expenses of approximately $1.4 million. Following our initial public offering, we ceased paying management fees to Milwaukee Traffic Network at the end of March 2006. In addition to the approximately $1.4 million increase in overhead, Australia Traffic Network selling, general and administrative expenses increased approximately $1.0 million due to increased sales personnel costs primarily associated with the increased sales during the year. Sales expense as a percentage of revenue in Australia decreased from approximately 15.0% for the year ended June 30, 2006 to approximately 13.5% for the year ended June 30, 2007. Canadian Traffic Network selling, general and administrative expenses increased approximately $0.9 million. As previously discussed, we commenced operations in the majority of our markets in the latter half of the year ended June 30, 2006 and the majority of the increase pertains to having had operations in Canada for the entire year ended June 30, 2007. Selling, general and administrative expenses related to our expansion into the United Kingdom was approximately $0.4 million for the year ended June 30, 2007, which primarily consisted of legal and travel expenses. If we are successful in procuring radio and television station contracts in the United Kingdom, our United Kingdom operations will incur significantly higher costs than were incurred in the year ended June 30, 2007.
               Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $0.6 million for the year ended June 30, 2006 to approximately $0.9 million for the year ended June 30, 2007. The increase is mainly due to our acquisition of additional helicopters throughout the year ended June 30, 2007, as well as helicopters placed in service during the year ended June 30, 2006 that were not depreciated for the entire year. We have taken delivery of an additional helicopter for use in our Canadian operations and plan to purchase two additional helicopters for use in our Canadian operations. Consequently we expect that depreciation and amortization expense will continue to increase accordingly in future periods.
               Interest expense. Interest expense decreased from approximately $0.3 million for the year ended June 30, 2006 to approximately $0.2 million of the year ended June 30, 2007. This decrease was primarily due to the repayment of the Canadian Traffic Network shareholder note and Australia Traffic Network bank overdraft line of credit during the current year.
               Other income. Other income increased from approximately increased from approximately $0.2 million for the year ended June 30, 2006 to approximately $0.5 million for the year ended June 30, 2007. The increase was primarily due to interest income on the unused portion of the proceeds from our initial public offering. In addition, we recognized a gain during the year ended June 30, 2007 on disposal of the helicopter that was destroyed in a crash of approximately $66,000. Until we utilize the net proceeds of the follow-on offering of our common stock that closed on July 31, 2007, we expect other income to be higher in future periods due to the interest income generated on the cash balances.
               Income tax expense. Income tax expense increased from approximately $0.1 million for the year ended June 30, 2006 to approximately $1.2 million for the year ended June 30, 2007. The increase was primarily due to the increase in net profit before taxes in Australia for the year ended June 30, 2007 compared to the year ended June 30, 2006. The effective tax rate in Australia was 30.0% and 34.8% for the years ended June 30, 2007 and 2006 respectively, compared with the Australia statutory federal rate of 30.0%. The difference from the statutory rate for the year ended June 30, 2006 was primarily due to minor non-deductible expenses having disproportionate impact due to the small net profit for the period. There was no income tax expense or benefit for the United States, United Kingdom or Canada as a valuation allowance has been created for 100% of the tax loss carry forwards.
               Net loss. Net loss decreased from approximately $3.0 million for the year ended June 30, 2006 to approximately $2.0 million for the year ended June 30, 2007. Net income for Australia Traffic Network increased from approximately $0.2 million for the year ended June 30, 2006 to approximately $2.9 million for the year ended June 30, 2007, despite approximately $1.4 million increase in overhead expenses primarily resulting from our allocation of corporate overhead expenses that commenced on July 1, 2006. Net loss for Canadian Traffic Network increased from approximately $2.6 million for the year ended June 30, 2006 to approximately $3.8 million for the year ended June 30, 2007. The increase in Canadian Traffic Network net loss was primarily due to the increased costs of operating for the entire year ended June

30, 2007, which was not entirely offset by the increase in revenues. UK Traffic Network incurred a net loss of approximately $0.8 million for the year ended June 30, 2007. Primarily due to the allocation of corporate overhead to Australia Traffic Network and interest income on the unused portion of the proceeds from our initial public offering, Global Traffic Network, Inc. (the unconsolidated holding company) net loss decreased from a net loss of approximately $0.6 million for the year ended June 30, 2006 to a net loss of approximately $0.35 million for the year ended June 30, 2007.
               Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars for each of the applicable periods is set forth in the Management Discussion and Analysis of Financial Condition and Results of Operations under the heading “Basis of Presentation.” Changes in key operating statistics for our Canadian operations are not presented because our full Canadian operations had not commenced during the majority of the year ended June 30, 2006 and we had no business operations in the United Kingdom during the year ended June 30, 2006.

	Year	Year	Percentage
	Ended	Ended	Increase
Key operating statistic	June 30, 2007	June 30, 2006	(Decrease)
	(In thousands)	(In thousands)
Revenue	$36,038	$25,447	41.6%
Operating expenses	20,964	17,943	16.8%
Selling, general and administrative expenses	8,941	6,201	44.2%
Depreciation and amortization expense	898	711	26.3%
Interest expense	169	259	(34.7%)
Other (income)	(62)	(12)	416.7%
Income tax expense	1,543	122	1,164.8%
Net income	3,585	223	1,507.6%
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
     Approximately $1.9 million of the increase in operating expenses during the year ended June 30, 2006 pertains to our operations in Canada, which commenced in fiscal year 2006. We began broadcasting radio traffic reports in our seven current Canadian markets on the following dates:

Calgary	December 19, 2005
Toronto	January 16, 2006
Hamilton	January 30, 2006
Vancouver	February 13, 2006
Montreal	February 27, 2006
Winnipeg	March 2, 2006
Edmonton	April 12, 2006

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $4.2 million for the year ended June 30, 2005 to approximately $6.4 million for the year ended June 30, 2006, an increase of approximately 52.4%. Approximately $0.8 million and $0.8 million of the increase, respectively, pertained to our Canadian operations and corporate overhead costs of Global Traffic Network, Inc. While we incurred approximately $0.16 million of expenses in fiscal year 2005 attributable to Canada, Global Traffic Network, Inc. was not formed until May 16, 2005 and Canadian Traffic Network ULC was not formed until the 2006 fiscal year (July 5, 2005). In addition, approximately $0.6 million of the increase related to our existing operations in Australia, with approximately $0.25 million and $0.45 million, respectively, representing increased administrative personnel costs and increased sales personnel costs (including benefits, commissions, bonuses and recruitment fees) driven by an increase in sales personnel hired to sell the increased amount of commercial airtime inventory and higher commissions on the increase in revenue. The increase also included approximately $60,000 in bad debt expense and $50,000 in legal and professional fees. These increases were partially offset by a $0.3 million decrease in management fees and bonuses, due to the termination of the management agreement with Wisconsin Information Systems, Inc. d/b/a Milwaukee Traffic Network (“MTN”), a company controlled by two of our directors, on March 31, 2006. Expenses that were incurred under the management agreement, which included the majority of salaries paid to our Chief Executive Officer and Treasurer, are now incurred by the Company directly and are reflected in the increase in Global Traffic Network, Inc. expenses discussed above. Expense from the granting of employee and director stock options was approximately $50,000 for the year ended June 30, 2006 and $0 for the year ended June 30, 2005. Sales expense as a percentage of revenue in Australia decreased from 15.7% for the year ended June 30, 2005 to 15.0% for the year ended June 30, 2006.
     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.3 million for the year ended June 30, 2005 to approximately $0.6 million for the year ended June 30, 2006. The increase is mainly due to our acquisition of three helicopters since June 30, 2005, two of which are used in our Australian operations and one of which is used in Canada. We had recently taken delivery of one additional helicopter in Australia, have put a deposit on a second helicopter for Canada and expect to purchase four additional helicopters for use in our Canadian operations. Consequently, we anticipate that depreciation and amortization will increase accordingly in future periods.
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
     Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars for each of the applicable periods is set forth in the Executive Overview section of Management Discussion and Analysis of Financial Condition and Results of Operations under the heading “Basis of Presentation.” Changes in key operating statistics for our Canadian operations are not presented because our Canadian operations did not exist in the comparable period.

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

Liquidity and Capital Resources
     At June 30, 2007, our primary source of liquidity was cash and cash equivalents of approximately $7.3 million. In addition, we also had approximately $1.7 million available under our unused overdraft credit line at June 30, 2007. The review date for the overdraft credit line was extended to May 12, 2008 in September 2007. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. On July 31, 2007, we consummated an underwritten follow-on offering of 5,175,000 shares of our common stock. Net proceeds from the follow-on offering was approximately $29.8 million, after deducting underwriting discounts and commissions and offering expenses. Our excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
     Operating activities. Cash used in operating activities was approximately $1.6 million for the year ended June 30, 2007, due mainly to the net loss for the period adjusted for non-cash expenses, further reduced by approximately ($0.8) million change in working capital. The major components of the change in working capital were approximately ($2.9) million in accounts receivable primarily associated with the increased revenue, partially offset by approximately $1.4 million in accounts payable/accrued expenses that increased primarily due to the higher operating costs, as well as approximately $0.9 million in income taxes payable due to taxes payable in Australia for fiscal year 2007 results that will not be paid until fiscal 2008. The majority of the net loss is (approximately ($3.8) million) attributable to our operations in Canada, with a loss of approximately ($0.8) million attributable to the UK Traffic Network’s preliminary activities, approximately ($0.35) million parent company (Global Traffic Network, Inc.) net loss and that was only partially offset by net income of approximately $2.9 million from our Australia operations.
     Investing activities. Cash used in investing activities was approximately $2.8 million for the year ended June 30, 2007. The cash used for investing activities was primarily for capital expenditures, mainly helicopters purchased to support our operations. In addition to approximately ($3.1) million in capital expenditures, we used ($0.4) million to acquire substantially all the assets of Wise Broadcasting Network Inc. and received $0.6 million in net insurance proceeds from the disposal of our helicopter that crashed in Canada in February 2007.
     Financing activities. Cash used in financing activities was approximately $3.2 million for the year ended June 30, 2007. The majority of the cash was used to prepay the $2.0 million shareholder note, the maturity date of which was accelerated upon the closing of our initial public offering and was due March 29, 2007. We chose to prepay the note because the interest rate (10%) significantly exceeded the interest income generated by our cash on hand. The remaining cash used for financing activities included ($0.6) million to repay our bank overdraft line of credit and ($0.6) million of scheduled principal repayments on our long term debt.
     On March 23, 2006, the SEC declared effective a registration statement of the Company that registered the offer and sale of up to 3,800,000 shares of the Company’s common stock, at $5.00 per share, in the Company’s initial public offering and an additional 570,000 shares of the Company’s common stock eligible for sale if the underwriter for our initial public offering exercised its over-allotment option. The Company’s common stock was approved for trading on the Nasdaq Global Market and began trading on March 24, 2006. The initial closing of our initial public offering, at which the Company sold 3,800,000 shares of common stock, occurred on March 29, 2006, with the Company receiving proceeds of approximately $16.5 million, net of estimated offering expenses and underwriting discounts and commissions. On April 28, 2006, the underwriter for our initial public offering exercised its over-allotment option to acquire an additional 570,000 shares of the Company’s common stock for a purchase price of $4.65 per share (representing the public offering price less underwriting discounts and commissions). On May 4, 2006, the purchase of these shares was completed, resulting in additional net proceeds to the Company of approximately $2.6 million after deducting offering expenses. The aggregate net proceeds of our initial public offering, inclusive of amounts obtained in connection with the over-allotment exercise, were approximately $19.1 million, after deducting underwriting discounts and commissions and offering expenses.
     On November 9, 2005, Canada Traffic Network, our indirect wholly-owned subsidiary, entered into a Senior Note Purchase Agreement (the “Loan Agreement”) with Metro Inc., a Maryland corporation, which holds approximately 8.5% of our common stock. Pursuant to the Loan Agreement, Canada Traffic Network borrowed $2 million pursuant to a promissory note. The note accrued interest at an annual rate of 10% and matured and was payable in full on March 29, 2007, the first anniversary of the closing of the initial public offering. The Loan Agreement contained typical loan terms regarding the provision of financial information to Metro Inc. on a scheduled basis, approval by Metro Inc. of business activities out of the ordinary course of business, Canada Traffic Network’s agreement not to make material changes in its business or to operate out of its ordinary course of business and Canada Traffic Network’s agreement to refrain from incurring indebtedness, excepting certain permitted indebtedness. Additionally, Canada Traffic Network agreed not to compete with Metro Inc. in the United States while the note was outstanding. Canada Traffic Network granted a security interest to Metro Inc. in all of its assets, except for future-acquired helicopters financed by unrelated third-parties, as security for the loan. Global Traffic Network, Inc., Global Canada and Australia Traffic Network guaranteed Canada Traffic Network’s obligations under the Loan Agreement. On September 7, 2006, the note was repaid in full. The proceeds of the loan were used to partially fund the Company’s commencing operations in Canada prior to the initial public offering.
     Through Australia Traffic Network, we have in place $1.7 million bank overdraft line of credit facility with a review date of May 12, 2008. Interest on amounts outstanding under the facility is variable at the ANZ Mortgage Index rate plus 0.83% (9.25% at June 30, 2007) and is secured by all assets of Australia Traffic Network. The facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. As a part of the prior extension to May 12, 2007, the lender waived compliance with certain covenants for the year ended June 30, 2006. At June 30, 2007, the balance of the bank overdraft was $0 and the entire $1.7 million was available to us. The facility is denominated in Australian dollars ($2.0 million Australian dollars) and the dollar amounts above have been translated into United States dollars.
     We used the bank overdraft line of credit to finance the purchase of two additional helicopters in April 2005. In September 2005, we refinanced these helicopters under bank term loans in the original principal amount of $1.4 million. The outstanding principal amount of these term loans accrue interest at a fixed annual rate of 6.97%, and we are required to make monthly principal and interest payments under the loans of approximately $30,000. The loans, which mature on September 6, 2010, are secured by the two helicopters. As of June 30, 2007, the outstanding principal amount of these loans was approximately $1.0 million.
     In November 2003, we financed the purchase of a helicopter under a bank term loan in the original principal amount of approximately $0.5 million. The outstanding principal amount of this term loan accrues interest at a fixed annual rate of 8.43%, and we are required to make monthly principal and interest payments under the loan of approximately $13,000. The loan, which matures on November 6, 2008, is secured by the helicopter. As of June 30, 2007, the outstanding principal amount of this loan was approximately $0.2 million.
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
     On July 26, 2007 we entered into an underwriting agreement to sell 4,500,000 shares of stock (plus an underwriters’ over-allotment option for an additional 675,000 shares) at a price of $6.25 per share less a 6.5% underwriters’ discount. On July 31, 2007 the underwriters exercised their over-allotment option in full and we closed on the follow on offering of our common stock. The net proceeds after expenses were approximately $29.8 million. The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by the Company.
     Income Taxes. Prior to the consummation of the Share Exchange, Australia Traffic Network operated as an Australian corporation and paid federal income taxes in Australia. The United States shareholders of Australia Traffic Network recorded their share of Australia Traffic Network’s income on their personal income tax returns and received deduction on their United States federal income tax returns for the Australian taxes paid. Because Australian income taxes are generally lower than United States income taxes, a tax liability was passed on to each United States shareholder. Australia Traffic Network’s then existing shareholders became liable for the tax triggered by the Share Exchange. Prior to the effective time of the initial public offering, we issued the Share Exchange Notes, in an aggregate amount of $1.4 million, to the Australia Traffic Network shareholders. The Share Exchange Notes were intended to cover the estimated tax consequences to such shareholders of the Share Exchange. Upon the closing of the initial public offering, we repaid the Share Exchange Notes in full.
     We operate as a United States corporation with wholly-owned direct and indirect operating subsidiaries in Australia, Canada and United Kingdom. We will pay income taxes in those countries as well as in the United States. The current federal statutory tax rate is 30% in Australia while the estimated effective combined federal and provincial tax rate is approximately 35% in Canada, the estimated effective corporate tax rate in the United Kingdom is approximately 30% and the estimated federal and state tax rate in the United States is approximately 35%.
Contractual Commitments
     The table below sets forth our contractual obligations as of June 30, 2007:

	Payments due by period
		Less			More
		than	1-3	4-5	than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-Term Debt Obligations including shareholder note	$1,490	$668	$761	$61	—
Interest on Long-Term Debt Obligations	146	83	61	2	—
Operating Lease Obligations	2,417	396	775	652	594
Station Obligations	22,614	17,415	5,199	—	—

Total	$26,667	$18,562	$6,796	$715	$594
Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We evaluate these estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:

     Revenue recognition. Revenues are earned and recognized at the time commercial advertisements are broadcast. Payments received in advance or amounts invoiced in advance are deferred until earned and such payments and amounts are included as a component of deferred revenue in the accompanying balance sheets. All revenues pertain to cash sales. We determine that commercial advertisements are broadcast based on the announcers’ written verification on the broadcast log. The broadcast log is a schedule of station, time and advertiser for each report that an announcer broadcasts. The broadcast logs are generated by our scheduling department through our automated scheduling system, based on advertising sales orders and our network affiliate stations’ scheduled report times. Revenues are reported net of commissions given to third party advertising agencies that represent a majority of the advertisers.
     Cash and cash equivalents. We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
     Accounts receivable. Accounts receivable are recorded at the invoice amount and are not interest bearing. We perform credit evaluations of our new advertisers and generally require no collateral. We provide for losses from uncollectible accounts based on analyzing historical data and current trends. Such losses have historically been minimal in relation to revenues. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. Management has established an allowance of approximately $93,000, $11,000 and $0 as of June 30, 2007, 2006 and 2005, respectively.
     Income taxes. We have adopted the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the statement of income in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. Currently, 100% of the U.S., United Kingdom and Canadian tax loss carry-forwards generated by us are allowed for since it is unclear whether we will ever have U.S. income, to utilize the tax loss carry-forwards and foreign tax credits and it is not yet reasonably certain that our operations in Canada or the United Kingdom will be profitable in the future to utilize these tax loss carry-forwards.
     Undistributed earnings of the our foreign subsidiaries are considered to be indefinitely reinvested so no provision for United States federal or state taxes has been made. Upon repatriation of these earnings, via dividends or otherwise, we would be subject to United States federal and state income taxes (subject to an adjustment for foreign tax credits). We may also be subject to withholding taxes on any distribution in the foreign countries. The determination of the amount of the unrecognized deferred tax liability is not practicable.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two step process. The first step is recognition, in which the company determines whether it is more likely than not that a tax position will be sustained upon examination based on the merits of the position. The second step is measurement in which a tax position which meets the more likely than not threshold of the first step is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 effective as of July 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We adopted SAB 108 effective as of July 1, 2006 and its adoption has had no material impact on our financial statements.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS 157 effective as of July 1, 2008. We are currently assessing the impact of adopting SFAS 157, but do not expect that it will have a material effect on our consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows for the one time election to measure financial instruments and certain other assets and liabilities at fair value. SFAS 159 also amends SFAS No. 115 with regards to the presentation of available for sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS 159 on July 1, 2008. We are currently assessing the impact of adopting SFAS 159, but do not expect that it will have a material effect on its consolidated financial position or results of operations.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percent decrease in the interest rates we earn on these balances would reduce interest income approximately $70,000 on an annual basis based on the balances at June 30, 2007. We have no derivative financial instruments in our cash and cash equivalents. Our total outstanding long-term debt as June 30, 2007 was approximately $1.5 million. Of the outstanding long-term debt, only approximately $0.2 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. In addition, we had an expired unutilized bank overdraft line of credit of approximately $1.7 million that bears interest at a variable rate that has been subsequently been extended until May 12, 2008. We do not see the variable interest rate long-term debt as a significant interest rate risk. Assuming our level of borrowings (including the bank overdraft line of credit) as of June 30, 2007, a one percentage point increase in interest rates under these borrowings would have increased our interest expense approximately $2,000 annually.
Foreign Currency Exchange Risk
     We have significant foreign subsidiaries located in Australia, Canada and the United Kingdom. The assets and liabilities of these subsidiaries are denominated in Australian dollars, Canadian dollars and British pounds, respectively, and as such are translated into United States dollars. Income statement amounts are translated from Australian dollars, Canadian dollars, or British pounds to United States dollars based on the average exchange rate for each quarterly period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. We do not currently hedge for currency fluctuations with our foreign subsidiaries.
Accounts receivable
     The Company’s receivables do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue. However, one advertising agency that represents a number of our clients constituted approximately 16% of our revenues for the year ended June 30, 2007 and approximately 15% of our net accounts receivable as of June 30, 2007.
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
       Changes in internal control over financial reporting
     During the review of our financial statements for the period ended March 31, 2007 and in the course of preparing for our follow-on offering, we determined that there were significant deficiencies in our internal controls over financial reporting. The first significant deficiency pertained to the accrual of station compensation expenses required under a network affiliate contract in a period prior to our entering into the contract but during which we received advertising inventory without paying station compensation. The second significant deficiency pertained to a lack of communication between certain members of our executive management team after our execution of a new network affiliate contract in Australia.
     Other than changes in internal controls to address the significant deficiencies discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Results of Operations and Financial Condition.
     The information in this Item 9B is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On September 24, 2007, Global Traffic Network, Inc. issued a press release reporting the financial results for the three and twelve month periods ended June 30, 2007. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.

Part III
Item 10. Directors and Executive Officers of the Registrant
                The following table sets forth the name, age and positions of each of our directors and executive officers as of August 31, 2007:

			Independent
Name	Age	Position	Director
Directors and Executive Officers
William L. Yde III	54	Chairman, Chief Executive Officer and President	No
Scott E. Cody	41	Chief Operating Officer and Chief Financial Officer	—
Dale C. Arfman	54	Treasurer, Secretary and Director	No
Ivan N. Shulman	45	Senior Vice President and Director of International Sales	—
Gary O. Benson	63	Director	Yes
Shane E. Coppola	41	Director	Yes
Robert L. Johander	61	Vice Chairman	Yes
Stuart R. Romenesko	44	Director	Yes
Gary L. Worobow	42	Director	Yes

Other Key Employees
William Pezzimenti	57	President and Director of Australia Traffic Network	—
     Information with respect to the business experience and affiliations of our directors, executive officers and other key employees is set forth below.
     William L. Yde III was one of our co-founders and has served as our Chairman, Chief Executive Officer and President since our inception in May 2005. Mr. Yde founded Australia Traffic Network in June 1997 and has served as its Chairman and Chief Executive Officer since its inception. Prior to forming Australia Traffic Network, Mr. Yde founded Milwaukee Traffic Network in 1994, and expanded its operations to create traffic networks in Milwaukee, Oklahoma City, Omaha and Albuquerque before selling all of its assets in 1996 to Metro Inc., now a wholly-owned subsidiary of Westwood One. In 1999, Mr. Yde co-founded the Japan Traffic Network, and served as its Chief Executive Officer and as a director from 1999 to January 2002, at which time the company suspended operations.
     Scott E. Cody joined us in June 2005 and was appointed Chief Financial Officer and Chief Operating Officer by the Board of Directors in September 2005. Prior to joining us, Mr. Cody held various positions with Metro Inc., serving as Vice President of Finance from 1997 to June 2002 and Senior Vice President of Business Development from July 2002 to June 2005. Prior to joining Metro Inc., Mr. Cody was Vice President of Finance for Tele-Media Broadcasting Company.
     Dale C. Arfman was one of our co-founders and has served as our Treasurer and Secretary since September 2005. Mr. Arfman has been with Australia Traffic Network since 1999. In 1999, Mr. Arfman was a co-founder of Japan Traffic Network and served as its Chief Financial Officer and as a member of its Board of Directors from 1999 to January 2002, at which time the company suspended operations. From 1996 to 1999, Mr. Arfman contributed to the development of traffic networks in Oklahoma City, Albuquerque and Omaha as an officer of Milwaukee Traffic Network. Prior to his involvement in the traffic business, Mr. Arfman was a loan officer with Bank One Indianapolis.
     Ivan N. Shulman commenced his employment with us and was appointed Senior Vice President and Director of International Sales in May 2006 after serving as a member of our Board of Directors from September 2005 through May 2006. Mr. Shulman was the owner of The Sports House from March 2003 to August 2007, prior to which time he held various positions with Metro Inc., serving most recently as the Senior Vice President of Marketing from 1997 to January 2003, Vice President of Marketing from 1995 to 1997 and Vice President of Merchandising from 1994 to 1995.
     Gary O. Benson has been a member of our Board of Directors since September 2005. Mr. Benson currently serves as President, Treasurer and Broker of Twin Town Realty, Inc., a real estate brokerage firm, where he has been employed since 1964. He has also served as the General Partner of Goben Enterprises LP, a general investment firm, since 1995, and as Chief Executive Officer and President of Transcontinental Acceptance Corporation, which currently engages in exercise equipment leasing, since 1995.

     Shane E. Coppola has been a member of our Board of Directors since June 2006. Mr. Coppola served as President and Chief Executive Officer of Westwood One from May 2003 until December 2005, and served as a director of Westwood One from October 2003 until December 2005. From May 2002 to May 2003, Mr. Coppola was the Managing Partner of Columbus Capital Partners, LLC, which he founded. From September 1999 to May 2002, Mr. Coppola served as Executive Vice President of Westwood One’s Metro and Shadow Broadcasting operations. From 1992 to September 1999, Mr. Coppola was a director and Executive Vice President of Metro Inc. Currently, Mr. Coppola serves as the Managing Member of American Skating Centers, LLC, a company that owns and operates ice skating facilities.
     Robert L. Johander has been a member of our Board of Directors and our Vice-Chairman since September 2005. Mr. Johander co-founded ValueVision International, Inc. in 1990 and served as its Chief Executive Officer until 1998 and as its Chairman until 1999. In 1999, Mr. Johander co-founded Japan Traffic Network and served on its Board of Directors from 1999 to January 2002, at which time the company suspended operations. Other than his service as one of our directors, Mr. Johander has been retired since January 2002.
     Stuart R. Romenesko has been a member of our Board of Directors since February 2007. Mr. Romenesko currently owns his own financial and management consulting firm focused in the areas of finance, operations and strategy. Mr. Romenesko served as a Strategic Advisor to Petters Group Worldwide, LLC, a private company focused on creating, developing and investing in companies that manufacture, procure and market merchandising solutions for key growth markets, from November 2006 until March 2007. Prior to assuming this role, Mr. Romenesko served as that company’s Chief Financial Officer since 2002, and has also served in such capacities as its President and interim Chief Executive Officer. From January of 2000 to October 2002, Mr. Romenesko was Executive Vice President, Chief Financial Officer, co-Founder and Director of Magnum Technologies Inc. From January 1994 to June 1999, he served as Senior Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary for ValueVision International, Inc., also known as ShopNBC. Mr. Romenesko, a Certified Public Accountant, has held various positions at both regional and international accounting firms. In addition, Mr. Romenesko has completed the Director Training & Certification Program offered by the UCLA Anderson School of Management.
     Gary L. Worobow has been a member of our Board of Directors since December 2006. Mr. Worobow serves as Executive Vice President and General Counsel of Five S Capital Management, Inc. Previously, Mr. Worobow was with Westwood One where he served as Executive Vice President, Business Affairs and Business Development from 2003 through 2006, and as Senior Vice President and General Counsel from 1999 through 2002. Mr. Worobow was a founder and General Counsel of Columbus Capital Partners, LLC from 2002 through 2003. In addition, Mr. Worobow held the positions of Senior Vice President, General Counsel and Board Member for Metro Inc. from 1995 to 1999.
     William Pezzimenti currently serves as the President and a member of the Board of Directors of Australia Traffic Network, having served as a sales representative since February 1998 and as sales director since March 2000. Prior to joining Australia Traffic Network, Mr. Pezzimenti was the manager of retail development for the CBS television affiliate in Buffalo, New York.
Compliance with Section 16(a) of the Exchange Act
           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
           On May 14, 2007, Ivan N. Shulman filed a Form 4 reporting his receipt of two separate stock option grants that were made on December 8, 2006 and May 8, 2007. Scott E. Cody received a stock option grant on March 29, 2007 that was reported on a Form 4 filed one day late, on April 4, 2007. Except as set forth above, and based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company, or written representations that no Forms 5 were required, the Company believes that its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2007.

Corporate Governance, Ethics and Business Conduct
          The Company’s Board of Directors firmly believes that the commitment to sound corporate governance practices is essential to obtaining and retaining the trust of investors, employees, guests and suppliers. The Company’s corporate governance practices reflect the requirements of applicable securities laws, including the Sarbanes-Oxley Act of 2002, the Nasdaq Stock Market listing requirements and the Company’s own vision of good governance practices.
          The Company is committed to conducting business lawfully and ethically. All of its employees, including its Chief Executive Officer and senior financial officers, are required to act at all times with honesty and integrity. The Company’s Code of Business Conduct and Ethics covers areas of professional conduct, including workplace behavior, conflicts of interest, fair dealing with competitors, guests and vendors, the protection of Company assets, trading in Company securities and confidentiality, among others. The Code of Business Conduct and Ethics requires strict adherence to all laws and regulations applicable to our business and also describes the means by which any employee can provide an anonymous report of an actual or apparent violation of our Code of Business Conduct and Ethics. In addition to the Code of Business Conduct and Ethics, the Company has adopted a separate Code of Ethics specifically applicable to the Company’s Chief Executive Officer and senior financial officers, including the Chief Financial Officer and principal accounting officer (if different from the Chief Financial Officer).
          The full text of the Code of Business Conduct and Ethics and the Code of Ethics specifically applicable to the Company’s Chief Executive Officer and senior financial officers are each available online at www.globaltrafficnetwork.com (click on “Investor Relations,” “Corporate Governance” “Committees and Charters” and “Code of Business Conduct and Ethics”).
Audit Committee of the Board of Directors
     The Company has established a three-member audit committee within the Board of Directors that currently consists of Chairman Stuart R. Romenesko, and Messrs. Shane E. Coppola and Gary O. Benson. The audit committee operates under a written charter adopted by the Board of Directors, a current copy of which was attached as Appendix A to the proxy statement for the Company’s 2006 annual shareholders’ meeting and is available on the Company’s Internet website at www.globaltrafficnetwork.com (click on “Investor Relations,” and “Corporate Governance” “Committees and Charters”). As set forth in the charter, the primary responsibilities of the Audit Committee include: (i) serving as an independent and objective party to oversee the Company’s financial reporting process and internal control system; (ii) reviewing and apprising the audit performed by the Company’s independent accountants; and (iii) providing an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The charter also requires that the audit committee, among other things, review and pre-approve the performance of all audit and non-audit accounting services to be performed by the Company’s independent accountants, other than certain de minimus exceptions permitted by Section 202 of the Sarbanes-Oxley Act of 2002. The audit committee held six meetings during fiscal 2006.
     The Board of Directors has determined that at least one member of the audit committee, Stuart R. Romenesko, is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. In addition, each member of the audit committee (including Mr. Romenesko) is an “independent director,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. The Board of Directors has also determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

Item 11. Executive Compensation
     Compensation Discussion and Analysis
     This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive and principal financial officers, our three other most highly compensated individuals who were serving as executive officers as of June 30, 2007 and an additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer as of June 30, 2007. These individuals are referred to in this prospectus as the “named executive officers.”
     Overview of Compensation Program
     The primary goals of our executive compensation structure are to provide competitive levels of compensation that integrate pay with our annual company objectives and long-term goals, reward above-average company performance, recognize individual initiative and achievements, and assist us in attracting and retaining qualified executives. Executive compensation is set at levels that the compensation committee believes to be consistent with others in our industry. To meet these goals, our compensation committee has determined that the total compensation program for executive officers should generally consist of some or all of the following four components, the amount of each component to be based upon a combination of individual and company performance:
•	Base salary;

•	Annual cash incentive compensation (bonus);

•	Non-equity incentive plan compensation (sales commissions); and

•	Stock options.
     Each individual component of compensation meets some or all of our compensation goals. Base salary is designed to provide the competitive annual cash compensation required to attract and retain qualified executives. Annual bonus and non-equity incentive plan compensation are a performance based awards designed to reward employees for achieving objectives on an individual and/or company wide basis. Stock options are intended to reward employees for long-term company performance and to align employees’ interests with the interests of our stockholders. The factors considered to date in determining annual cash bonus amounts paid and the amount of stock options granted to our named executive officers have been subjective and qualitative in nature and entirely within the discretion of our Board of Directors or the compensation committee thereof. In the future our compensation committee will consider establishing defined performance objectives on which to base bonus and stock option awards to our named executive officers.
     With respect to stock options, our compensation committee has taken into consideration the existing stock ownership of our named executive officers in an effort to tailor the application of our equity incentive compensation policies. Specifically, our compensation committee recognizes that our President and Chief Executive Officer and our Treasurer and Secretary had substantial stock ownership in our company at the time of our March 2006 initial public offering and continue to hold substantial amounts of our stock. As a result, the compensation committee has determined that grants of long-term incentives to these executives in the form of stock options are not currently necessary to align their interests with those of our stockholders and to incentivize them to execute our company’s long-term objectives.
     Mr. William Pezzimenti, who serves as President and Director of Australia Traffic Network, was the only named executive officer that received non-equity incentive plan compensation in the form of monthly sales-based commissions during fiscal 2007. Prior to our becoming a public company in March 2006, Mr. Pezzimenti historically received incentive compensation in the form of sales-based commissions and we have elected to continue compensating him in this manner. Due to the relatively mature nature of our Australian operations, the financial results of these operations is highly dependant on continued sales of our commercial advertising inventory. Therefore, we believe that providing a component of incentive compensation tied directly to sales of advertising inventory is appropriate for Mr. Pezzimenti. Due to the more varied focuses of our earlier stage Canadian operations, we did not elect to provide commission-based non-equity incentive compensation tied to the fiscal 2007 performance of our Canadian business. Commencing in fiscal 2008, however, we have established a commission-based compensation plan for Mr. Ivan Shulman, who serves as our Senior Vice President and Director of International Sales, that is based on the performance of our Canadian operations.

     Role of our Compensation Committee
     The primary objectives of our compensation committee with respect to executive compensation are to attract, retain and motivate the best possible executive talent by providing appropriate levels of risk and reward for executive employees and in proportion to individual contribution and performance. To achieve these objectives, the compensation committee establishes appropriate incentives for the executive officers to further our long term strategic plan and avoid undue emphasis on short-term market value.
     The charter of our compensation committee authorizes the committee to approve compensation for our Chief Executive Officer, to develop policies and programs governing the compensation of all company executives that support corporate objectives and the long-term interests of stockholders, and to administer our equity compensation plans. Because our compensation committee is expected to evaluate the performance of our executives in achieving our company’s long-term goals and stated objectives, the compensation committee charter establishes an expectation that our compensation committee meet at least once annually, and more frequently if circumstances dictate. Although our compensation committee has typically met with our Chief Executive Officer, when appropriate, such as when the compensation committee is discussing or evaluating compensation for our Chief Executive Officer, the compensation committee meets in executive session without management. Although our compensation committee is solely responsible for establishing compensation for our Chief Executive Officer, our Chief Executive Officer plays a significant role in establishing compensation received by the other named executive officers by providing periodic reports and recommendations to our compensation committee concerning the performance and compensation of these other named executive officers and, in some instances, establishing compensation and subsequently reporting to the compensation committee. With the exception of our Chief Executive Officer, the named executive officers do not currently have any role in determining or recommending the form or amount of compensation that they receive.
     The compensation committee receives and reviews materials in advance of each meeting. These materials include information that the chair of our compensation committee believes will be helpful to the compensation committee as a whole, such as benchmark information, historical compensation data, performance metrics and criteria and, if applicable, the Board of Director’s assessment of our company’s performance against its goals. Upon request by our compensation committee, our Chief Financial Officer and other named executive officers may provide financial and other information to assist the compensation committee in determining appropriate compensation levels.
     Our compensation committee has the authority to retain (with funding provided by us) experts in the field of executive compensation. The compensation committee has the sole authority to retain and terminate these experts, and to approve their fees and other retention terms. In addition, our compensation committee has the authority to obtain advice and assistance from internal or external legal, accounting, human resource or other advisers. To date, our compensation committee has not retained a compensation consultant to conduct a comprehensive review of our policies and procedures with respect to executive compensation. However, the compensation committee does conduct an annual review of the total compensation of each of our executive officers. To date, this review has included a study of externally prepared reports of publicly available compensation packages for officers of other public reporting companies and a comparison of the individual components of base salary, incentive compensation and equity compensation received by such officers against that received or proposed to be received by the named executive officers.
     Elements of 2007 Executive Compensation
     Base Salary. The base salaries for the named executive officers were initially established pursuant to employment agreements or arrangements entered into at the commencement of the executives’ employment with our company. The base salaries for our executives are established based on the scope of their responsibilities, the level of their experience and the urgency of our need for the executive’s particular skill set, taking into account competitive market data on compensation for similar positions within public companies having a similar market capitalization as ours. Base salaries of our executives are reviewed on an annual basis by our compensation committee. Salaries may be adjusted as appropriate to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Increases are considered in the context of the general trends in compensation practices, our overall annual budget and in the context of the overall compensation payable to an individual. If our compensation committee believes that increased compensation is warranted based on responsibilities and performance levels that recur from year to year (rather than individual or company performance over the past year), the increase will generally take the form of an increase in base salary rather than a one-time bonus awards. Based on the expanded scope of his individual responsibilities in light of our becoming a public company, our compensation committee approved an increase in the annual base salary payable to Mr. Yde from $350,000 to $400,000. Also based on the expanded scope of his individual responsibilities in light of our becoming a public company, as well as the multiple executive functions performed by him, our compensation committee approved an increase in the annual base salary payable to Mr. Cody from $200,000 to $300,000.

     Annual Bonus. Our compensation committee or, in some instances, our Chief Executive officer has made subjective determinations with respect to annual bonuses based on a named executive officer’s achieving or exceeding individual performance objectives and/or an evaluation of overall company performance against expectations. During the fiscal year ended June 30, 2007, cash bonuses were awarded to Messrs. Yde and Shulman of $50,000 and $100,000, respectively. The award to Mr. Yde was based primarily on overall operating performance of our company as well as Mr. Yde’s efforts in pursuing opportunities for our business to expand into additional geographic markets. The award to Mr. Shulman, which was determined by our Chief Executive Officer, was based primarily on the individual efforts of Mr. Shulman in driving the results of our Canadian expansion efforts.
     In the future, our compensation committee will consider establishing defined performance objectives on which to base bonus awards to our executive officers.
     Long Term Incentive Program. We believe that long term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards and, to date, our long-term compensation has consisted entirely of stock options. Our stock compensation plans have been established to provide key employees, including our executive officers, with incentives to help align the employees’ interests with those of our stockholders, enabling our executive officers to participate in the long-term appreciation of our stockholder value, while personally experiencing the impact of any business setbacks, whether company specific or industry based. Additionally, we include stock options in our compensation program as a means of promoting retention of key executives, which is achieved by subjecting such options to service-based vesting schedules. Most options vest one-third per year over three years, with vesting dates matching the anniversaries of the grant date.
     The initial stock option grant made to an executive officer upon joining us is primarily based on competitive conditions applicable to the executive officer’s specific position. In addition, our compensation committee considers the number of options owned by other executive officers in comparable positions within our company, as well as at comparable public companies. Subsequent grants to executive officers are generally considered and awarded in connection with the annual company-wide compensation review or at other times deemed appropriate. Such subsequent grants serve to maintain a competitive position for our company relative to new opportunities that may become available to our executive officers.
     Awards to an executive officer are based upon his or her sustained performance over time, ability to impact results that drive our stockholder value, level of responsibility within the company, potential to take on roles of increasing responsibility in our company and competitive equity award levels for similar positions and responsibilities in comparable public companies. Equity awards are not granted automatically to our executive officers on an annual basis. With respect to our President and Chief Executive Officer and our Treasurer and Secretary, we have recognized their substantial stock ownership positions in our company and have determined that options grants are not currently necessary to align their interests with those of our stockholders and to incentivize them to execute on our company’s long-term objectives. During the fiscal year ended June 30, 2007, we granted each of Messrs. Cody and Shulman stock options to purchase up to 100,000 shares of our common stock. The grant to Mr. Cody was made in conjunction with the one year anniversary of his employment with our company and was deemed appropriate in light of his potential to impact our operating and financial results that drive the value of our stock. Mr. Shulman received two stock options grants of 50,000 each, one of which was pursuant to his employment arrangement with our company and the other of which was a discretionary grant. The discretionary grant was made based upon the recommendation of our Chief Executive Officer. None of our other named executive officers received stock option grants during the fiscal year ended June 30, 2007. Our compensation committee will continue to analyze the facts and circumstances surrounding these and other executives when making option grant determinations.
     We have not established any stock ownership guidelines for our executives but we believe that a meaningful equity stake in our company by our executive officers fosters alignment between the interests of our executive officers and those of our stockholders.
     Non-Equity Incentive Plan Compensation — Sales Commissions. William Pezzimenti, President and Director of Australia Traffic Network, receives non-equity incentive plan compensation in the form of monthly sales-based commissions. Our Chief Executive Officer established monthly sales targets for Australia Traffic Network for the fiscal year ended June 30, 2007. If Australia Traffic Network achieved at least 100% of its sales target for a particular month, Mr. Pezzimenti was entitled to receive a commission payment equal to the amount by which 2% of that month’s net sales exceeded his monthly base salary. If Australia Traffic Network achieved at least 95% but less than 100% of its sales target for the month, Mr. Pezzimenti was entitled to receive a commission payment equal to the amount by which 1.5% of that month’s net sales exceeded his monthly base salary. Mr. Pezzimenti was not entitled to receive commissions for any month in which Australia Traffic Network failed to achieve at least 95% of its sales target. However, we agreed to “true-up” the commission payments to Mr. Pezzimenti on a quarterly basis such that Mr. Pezzimenti was entitled to received the entire 2% or 1.5% of net sales, as applicable, if Australian Traffic Network failed to achieve 100% or 95% of its sales target for a particular month but achieved the applicable threshold percentage of the cumulative sales targets for the entire three month period. During the fiscal year ended June 30, 2007, Mr. Pezzimenti achieved eight of his monthly sales targets and achieved at least 95% of such targets in two additional months. In the aggregate, Australia Traffic Network achieved approximately 101% of its cumulative monthly sales targets for fiscal 2007 and Mr. Pezzimenti received aggregate sales commissions of $206,062. We evaluate the terms of the non-equity incentive plan applicable to Mr. Pezzimenti on an annual basis and revise the terms of this plan based on this review. For fiscal year 2008, we have increased Mr. Pezzimenti’s base salary to approximately $408,000 and provided monthly incentives of approximately $11,000 and $5,000 based on sales targets set up the Chief Executive Officer. The targets roughly approximate the 95% and 100% of Australia Traffic Networks sales targets used to determine the fiscal year 2007 commission payments.
     For the fiscal year ending June 30, 2008, we have established a similar commission-based non-equity compensation plan for Ivan Shulman, Senior Vice President and Director of International Sales, that is based on the performance of our Canadian operations. Under this plan, Mr. Shulman is entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage is 1% if net revenues for the month exceed $400,000, 2% if net revenues for the month exceed $500,000, 3% if net revenues for the month exceed $600,000, or 4% if net revenues for the month exceed $700,000. In addition, Mr. Shulman will also be entitled to receive separate $100,000 cash bonus payments if Canada Traffic Network achieves positive EBITDA and positive net income prior to the allocation of corporate overhead (if any), respectively.
     Severance and Other Benefits Upon Termination of Employment
     In order to achieve our compensation objective of attracting, retaining and motivating qualified executives, we believe that we need to provide our named executive officers with severance protections that are consistent with the severance protections offered by our peer group companies. Thus, the current employment agreements with Messrs. Yde, Cody, and Arfman provide that the executive would be entitled to severance benefits in the event of a termination of employment by the Company without cause or by the executive in the event of a material breach by the Company of the executive’s employment agreement. Our compensation committee has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with our company and as part of their overall compensation package. The severance benefits for these executives generally consist of continued salary for a period of 18 months, or, in the case of Mr. Cody, through the end of the term of his employment agreement.
     We believe these severance benefits are consistent with the minimum severance arrangements of our peer group companies and provide these executive officers with financial and personal security during a period of time when they are likely to be unemployed.
     Please see the “Potential Payments Upon Termination or Change in Control” section below for a description of the potential payments that may be made to the named executive officers in connection with their termination of employment or a change in control.
     Tax Deductibility of Compensation
     Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to each of our five most highly paid executive officers. There is an exception to the $1,000,000 limit, however, for performance-based compensation meeting certain requirements. Stock option awards generally are performance-based compensation meeting those requirements and, as such, are fully deductible.
Summary Compensation Table — Fiscal 2007
     The following summary compensation table reflects cash and non-cash compensation for the fiscal year ended June 30, 2007 awarded to or earned by the named executive officers.

	Fiscal					Non-Equity
Name and	Year				Option	Incentive Plan
Principal	Ended				Awards	Compensation	All Other
Position	June 30	Salary ($)		Bonus ($)	($)(1)	($)	Compensation ($)		Total ($)
William L. Yde III	2007	$366,500		$50,000	$0	$0	$0		$416,500
President and Chief Executive Officer
Scott E. Cody Chief Financial Officer and Chief Operating Officer	2007	$229,769		$0	$95,125	$0	$6,504	(2)	$331,398
Dale C. Arfman Treasurer and Secretary	2007	$179,000		$0	$0	$0	$0		$179,000
Ivan N. Shulman Senior Vice President and Director of International Sales	2007	$261,386		$100,000	$81,540	$0	$0		$442,926
William Pezzimenti(3) President and Director of Australia Traffic Network	2007	$282,930		$0	$34,433	$206,062 (4)	$21,562	(5)	$544,987
Kenneth A. Casseri(6) Former President of Canadian Traffic Network	2007	$116,667	(7)	$0	$0	$0	$172,680	(8)	$289,347

(1)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2007 in accordance with FAS 123(R). Assumptions used in calculating this amount are included in Note 12 to our audited financial statements for the fiscal year ended June 30, 2007, which are included elsewhere in this report.

(2)	Consists of reimbursement for health benefit premiums paid by the employee.

(3)	Mr. Pezzimenti is paid in Australian dollars. For the purposes of this table, his compensation has been converted to United States dollars utilizing the average monthly exchange rate for the fiscal year ended June 30, 2007.

(4)	Consists of non-equity incentive plan compensation in the form of monthly sales-based commissions. Our Chief Executive Officer established monthly sales targets for The Australia Traffic Network for the fiscal year ended June 30, 2007. If The Australia Traffic Network achieved at least 100% of its sales target for a particular month, Mr. Pezzimenti was entitled to receive a commission payment equal to the amount by which 2% of that month’s net sales exceeded his monthly base salary. If Australia Traffic Network achieved at least 95% but less than 100% of its sales target for the month, Mr. Pezzimenti was entitled to receive a commission payment equal to the amount by which 1.5% of that month’s net sales exceeded his monthly base salary. Mr. Pezzimenti was not entitled to receive commissions for any month in which Australia Traffic Network failed to achieve at least 95% of its sales target. However, we agreed to “true-up” the commission payments to Mr. Pezzimenti on a quarterly basis such that Mr. Pezzimenti was entitled to received the entire 2% or 1.5% of net sales, as applicable, if Australian Traffic Network failed to achieve 100% or 95% of its sales target for a particular month but achieved the applicable threshold percentage of the cumulative sales targets for the entire three month period. During the fiscal year ended June 30, 2007, Mr. Pezzimenti received aggregate sales commissions of $206,062.

(5)	Consists of automobile related costs incurred for the benefit of the employee.

(6)	Mr. Casseri commenced employment with us on May 16, 2005. On January 16, 2007, we entered into a severance agreement with Mr. Casseri pursuant to which he resigned as an officer of Canadian Traffic Network, effective immediately, and as an employee of our company effective January 31, 2007.

(7)	Represents salary paid to Mr. Casseri through January 31, 2007, the termination date of his employment with our company.

(8)	Represents a one-time $150,000 cash severance payment made to Mr. Casseri on February 1, 2007 and $22,680 paid to Mr. Casseri as reimbursement for automobile lease payments, $19,320 of which related to the period of time following the termination of his employment.

Compensation of Named Executive Officers
     The Summary Compensation Table — Fiscal 2007 above quantifies the value of the different forms of compensation earned by or awarded to our named executive officers in fiscal 2007. The primary elements of the named executive officers’ total compensation reported in the table are base salary, a cash bonus, a long-term equity incentive consisting of stock options and/or non-equity incentive plan compensation in the form of sales-based commissions. Our named executive officers also earned or were paid the other benefits listed in column entitled “All Other Compensation” of the Summary Compensation Table — Fiscal 2007, as further described in the footnotes to the table.
     The Summary Compensation Table — Fiscal 2007 should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each named executive officer’s employment agreement, base salary and bonus is provided immediately following this paragraph. The Grants of Plan-Based Awards in Fiscal 2007 table, and the description of the material terms of the stock options granted in fiscal 2007 that follows it, provide information regarding the long-term equity incentives awarded to named executive officers in fiscal 2007. The Outstanding Equity Awards at Fiscal 2007 Year-End table provides further information on the named executive officers’ potential realizable value with respect to their equity awards. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our named executive officers under certain circumstances.
Description of Employment Agreements, Salary, and Bonus Amounts
     Employment Agreement with William L. Yde III
     Salary and Bonus. On November 18, 2005, we entered into an employment agreement with William L. Yde III, our Chief Executive Officer and President. The agreement has a term of five years and became effective on March 29, 2006, the closing date of our initial public offering. Pursuant to this agreement, Mr. Yde is entitled to receive an initial base salary of $350,000 per year, subject to $50,000 increases that are contingent upon us achieving certain profit levels as determined by the Board of Directors. On March 29, 2007, the compensation committee of the Board of Directors increased Mr. Yde’s annualized base salary to $400,000. Mr. Yde is also eligible to receive a bonus of up to $50,000 annually and a bonus in the form of stock awards or grants of options to purchase our capital stock, dependent upon such factors or goals as may be determined by the Board of Directors from time to time. The agreement requires Mr. Yde to devote substantially all of his working time to us. Also pursuant to the agreement, the Board, in its sole discretion, may grant Mr. Yde up to 500,000 shares of our common stock (as adjusted for stock splits, stock combinations, reorganizations or similar events) if the stock has traded at an average closing sales price of $30.00 per share of common stock for 20 consecutive trading days during the term of the agreement, as reported on the NASDAQ Global Market (or such other market or exchange if our common stock is then quoted or listed on a market or exchange other than the NASDAQ Global Market).
     Confidentiality, Non-competition and Non-solicitation. The agreement contains standard provisions regarding protection of our confidential information (as defined in the employment agreement) and prohibits Mr. Yde from directly or indirectly engaging in the following actions during the period he is employed by us and continuing for one year following the termination of the agreement, without our prior express written consent:
•	providing services to any of our competitors anywhere outside of the United States similar to those provided to us during his employment;

•	soliciting or attempting to induce any of our customers, suppliers, licensees, licensors or other business relations to cease doing business with us; or

•	soliciting or attempting to induce any of our employees to leave our employ, or to work for, render services or provide advice to or supply our confidential business information or trade secrets to any third person or entity.
     Employment Agreement with Scott E. Cody
     Salary and Bonus. On February 14, 2006, we entered into an employment agreement with Scott E. Cody, our Chief Operating Officer and Chief Financial Officer. The agreement has a term of three years and became effective on March 29, 2006, the closing date of our initial public offering. This agreement was amended effective March 29, 2007. Pursuant to the employment agreement, as amended, Mr. Cody is entitled to receive a base salary of $300,000 per year. The employment agreement, as amended, requires Mr. Cody to devote substantially all of his working time to us.

     Stock Options. In connection with entering into the employment agreement, our Board of Directors approved a grant to Mr. Cody of an option to purchase 100,000 shares of our common stock. This option, which was granted on March 23, 2006 (the effective date of our initial public offering), has an exercise price equal to $5.00 (the initial public offering price) and vests over three years with 33,334 shares vesting on March 23, 2007 and 33,333 shares vesting on each of March 23, 2008 and March 23, 2009. In addition, on March 29, 2007, upon approval by the compensation committee of the Board of Directors, we granted Mr. Cody stock options to purchase an additional 100,000 shares of our common stock at an exercise price equal to $5.25 per share. The option vests over three years with 33,333 shares vesting on each of March 29, 2008 and 2009, and 33,334 shares vesting on March 29, 2010.
     Confidentiality, Non-competition and Non-solicitation. The employment agreement contains standard provisions regarding protection of our confidential information (as defined in the employment agreement) and prohibits Mr. Cody from directly or indirectly engaging in the following actions during the period he is employed by us and continuing for one year following the termination of the employment agreement, without our prior express written consent:
•	providing services to any of our competitors anywhere outside of the United States similar to those provided to us during his employment;

•	soliciting or attempting to induce any of our customers, suppliers, licensees, licensors or other business relations to cease doing business with us; or

•	soliciting or attempting to induce any of our employees to leave our employ, or to work for, render services or provide advice to or supply our confidential business information or trade secrets to any third person or entity.
Employment Agreement with Dale C. Arfman
     Salary and Bonus. On November 18, 2005, we entered into an employment agreement with Dale C. Arfman, our Treasurer and Secretary. The agreement has a term of three years and became effective on March 29, 2006, the closing date of our initial public offering. Pursuant to this agreement, Mr. Arfman is entitled to receive an initial base salary of $175,000 per year. Mr. Arfman is also eligible to receive a cash bonus or a bonus in the form of stock awards or grants of options to purchase our capital stock, dependent upon such factors or goals as may be determined by the Board from time to time. The agreement requires Mr. Arfman to devote substantially all of his working time to us.
     Confidentiality, Non-competition and Non-solicitation. The agreement contains standard provisions regarding protection of our confidential information (as defined in the employment agreement) and prohibits Mr. Arfman from directly or indirectly engaging in the following actions during the period he is employed by us and continuing for one year following the termination of the agreement, without our prior express written consent:
•	providing services to any of our competitors anywhere outside of the United States similar to those provided to us during his employment;

•	soliciting or attempting to induce any of our customers, suppliers, licensees, licensors or other business relations to cease doing business with us; or

•	soliciting or attempting to induce any of our employees to leave our employ, or to work for, render services or provide advice to or supply our confidential business information or trade secrets to any third person or entity.
Employment Arrangement with Ivan N. Shulman
     Salary and Bonus. On May 3, 2006, we entered into an unwritten employment arrangement with Ivan N. Shulman that became effective on May 8, 2006, pursuant to which Mr. Shulman serves as Senior Vice President and Director of International Sales. Under his employment arrangement, we have agreed to pay Mr. Shulman an initial annualized base salary of $250,000 during his first year of employment, with a $50,000 increase in base salary in each of the following two years. Mr. Shulman is also eligible to receive bonus compensation from time to time as determined by our Board of Directors.
     Stock Options. Pursuant to Mr. Shulman’s employment arrangement, we granted Mr. Shulman an option to purchase 50,000 shares of our common stock on May 8, 2006, the date on which he commenced his employment with us. We also agreed to grant Mr. Shulman similar options to purchase an additional 50,000 shares of our common stock on each of May 8, 2007 and May 8, 2008, provided that he remains an employee of ours on such dates (the May 8, 2007 option has been granted). In addition, we elected to grant Mr. Shulman an additional option to purchase 50,000 shares of our common stock on December 8, 2006. All of these options have or will have an exercise price equal to the fair market value of our common stock on the date of grant and vest or will vest in three equal annual installments commencing on the one-year anniversary of the date of grant.

     Confidentiality, Non-competition and Non-solicitation. Although Mr. Shulman’s employment is not governed by a written employment agreement and has no definite term, he is subject to an agreement which provides for confidentiality, non-competition and non-solicitation covenants that will remain in effect during the period in which he is employed by us and continuing for one year following the termination of such employment.
     Confidentiality, Non-competition and Non-solicitation Agreement with William Pezzimenti
     We have entered into an agreement with Mr. William Pezzimenti which provides for confidentiality, non-competition and non-solicitation covenants that will remain in effect for a period of one year following termination of Mr. Pezzimenti’s employment.
Grants of Plan-Based Awards in Fiscal 2007
     The following table sets forth information with respect to stock options granted to the named executive officers during the fiscal year ended June 30, 2007. All stock options identified in the following table were granted under the 2005 Plan, the material terms of which are described below.

		Option Awards:
		Number of
		Securities	Exercise or	Grant Date
		Underlying	Base	Fair Value of
		Options	Price of Option	Option
Name	Grant Date	(#)	Awards ($/Sh)	Awards
William L. Yde III	—	0	—	—
Scott E. Cody	March 29, 2007	100,000 (1)	$5.25	$315,100
Dale C. Arfman	—	0	—	—
Ivan N. Shulman	December 8, 2006	50,000 (2)	$4.66	$147,900
Ivan N. Shulman	May 8, 2007	50,000 (3)	$7.05	$215,100
William Pezzimenti	—	0	—	—
Kenneth A. Casseri	—	0	—	—

(1)	Represents a discretionary option grant that vests with respect to 33,333 shares on each of March 29, 2008 and March 29, 2009 and with respect to 33,334 shares on March 29, 2010. The option has an exercise price equal to the fair market value of our common stock on the date of grant.

(2)	Represents a discretionary option grant that vests with respect to 16,667 shares on each of December 8, 2007 and December 8, 2008 and with respect to 16,666 shares on December 8, 2009. The option has an exercise price equal to the fair market value of our common stock on the date of grant.

(3)	Option granted pursuant to Mr. Shulman’s employment arrangement with our company. Under the terms of this arrangement, we granted Mr. Shulman an option to purchase 50,000 shares of our common stock on May 8, 2006 at an exercise price equal to the fair market value of our common stock on the date of grant, and we agreed to grant Mr. Shulman additional 50,000 share stock options on each of May 8, 2007 and May 8, 2008, provided that he remains an employee of ours on such dates. Each of these options vests or will vest in three equal annual installments commencing on the one-year anniversary of the date of grant and has or will have an exercise price equal to the fair market value of our common stock on the date of grant.

Global Traffic Network, Inc. 2005 Stock Incentive Plan
     On September 30, 2005, we adopted the 2005 Plan and our stockholders approved the 2005 Plan’s adoption on the same date. The 2005 Plan authorizes the granting of stock based awards to purchase up to 1,200,000 shares of our common stock, of which a total of 695,000 shares are subject to outstanding options. Under the 2005 Plan, our Board of Directors or a committee of two or more non-employee directors designated by our board administers the 2005 Plan. As such, the board or compensation committee, as applicable, has the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to our employees, directors and consultants. The types of awards that may be granted under the 2005 Plan include incentive and non-qualified stock options, restricted and unrestricted stock, stock appreciation rights, performance shares and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Board of Directors or committee thereof in its sole discretion.
     In the event of a sale or merger of the company, the Board of Directors or applicable committee may take any action with respect to outstanding awards that it deems equitable, including providing for the assumption or substitution of outstanding awards, or the acceleration or termination of unvested awards. The Board of Directors may amend or discontinue the 2005 Plan at any time, except as would impair the rights with respect to any awards outstanding under the plan.
Outstanding Equity Awards at 2007 Fiscal Year-End
     The following table includes certain information as of June 30, 2007 with respect to the value of all unexercised stock options previously awarded to the named executive officers. All stock options identified in the following table were granted under the 2005 Plan.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options		Option
	(#)	(#)	Option Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
William L. Yde III	0	0	—	—
Scott E. Cody	33,334	66,666 (1)	$5.00	March 23, 2016
Scott E. Cody	0	100,000 (2)	$5.25	March 29, 2017
Dale C. Arfman	0	0	—	—
Ivan N. Shulman	16,667	33,333 (3)	$6.28	May 8, 2016
Ivan N. Shulman	0	50,000 (4)	$4.66	December 8, 2016
Ivan N. Shulman	0	50,000 (5)	$7.05	May 8, 2017
William Pezzimenti	16,667	33,333 (6)	$5.00	March 23, 2016

(1)	Vests with respect to 33,333 shares on each of March 23, 2008 and March 23, 2009.

(2)	Vests with respect to 33,333 shares on each of March 29, 2008 and March 29, 2009 and with respect to 33,334 shares on March 29, 2010.

(3)	Vests with respect to 16,667 shares on May 8, 2008 and with respect to 16,666 shares on May 8, 2009.

(4)	Vests with respect to 16,667 shares on each of December 8, 2007 and December 8, 2008 and with respect to 16,666 shares on December 8, 2009.

(5)	Vests with respect to 16,667 shares on each of May 8, 2008 and May 8, 2009 and with respect to 16,666 shares on May 8, 2010.

(6)	Vests with respect to 16,667 shares on March 23, 2008 and with respect to 16,666 shares on March 23, 2009.

Potential Payments Upon Termination or Change-in-Control
     In the event we terminate Mr. Yde’s employment for “cause,” Mr. Yde will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Yde’s employment without “cause” or if Mr. Yde terminates his employment as a result of our material breach of the agreement, Mr. Yde will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for 18 months following the effective date of termination. The term “ cause ” under Mr. Yde’s employment agreement includes the following events: (i) Mr. Yde’s conviction of a felony; (ii) Mr. Yde’s material breach of the employment agreement; (iii) Mr. Yde’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Yde’s failure to perform his duties as our company’s President and Chief Executive Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Yde’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Yde’s employment had been terminated without “cause” as of June 30, 2007 (our most recent fiscal year end), we would have been required to make $600,000 of aggregate severance payments to Mr. Yde, which would have been payable in installments over 18 months in accordance with our normal payroll business practices.
     In the event we terminate Mr. Cody’s employment for “cause,” Mr. Cody will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Cody’s employment without “cause” or if Mr. Cody terminates his employment as a result of our material breach of the employment agreement or our requiring him to report directly to anyone other than our Chief Executive Officer, President or our Board of Directors, Mr. Cody will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for the remaining term of the employment agreement. If we determine not to renew Mr. Cody’s employment agreement, we are required to provide Mr. Cody with notice of such determination six months prior to the expiration of the agreement or to continue to pay Mr. Cody his then current annualized salary for a period of six months following such expiration. The term “cause” under Mr. Cody’s employment agreement includes the following events: (i) Mr. Cody’s conviction of a felony; (ii) Mr. Cody’s material breach of the employment agreement; (iii) Mr. Cody’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Cody’s failure to perform his duties as our company’s Chief Financial Officer and Chief Operating Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Cody’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Cody’s employment had been terminated without “cause” as of June 30, 2007 (our most recent fiscal year end), we would have been required to make $525,000 of aggregate severance payments to Mr. Cody, which would have been payable in installments through March 29, 2009 in accordance with our normal payroll business practices.
     In the event we terminate Mr. Arfman’s employment for “cause,” Mr. Arfman will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Arfman’s employment without “cause” or if Mr. Arfman terminates his employment as a result of our material breach of the agreement, Mr. Arfman will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for 18 months following the effective date of termination. The term “cause” under Mr. Arfman’s employment agreement includes the following events: (i) Mr. Arfman’s conviction of a felony; (ii) Mr. Arfman’s material breach of the employment agreement; (iii) Mr. Arfman’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Arfman’s failure to perform his duties as our company’s Treasurer and Secretary as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Arfman’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Arfman’s employment had been terminated without “cause” as of June 30, 2007 (our most recent fiscal year end), we would have been required to make $262,500 of aggregate severance payments to Mr. Arfman, which would have been payable in installments over 18 months in accordance with our normal payroll business practices.
Severance Agreement with Kenneth A. Casseri
     On January 16, 2007, we entered into a severance agreement with Mr. Casseri pursuant to which he resigned as an officer of Canadian Traffic Network, effective immediately, and as an employee of our company effective January 31, 2007. Under the severance agreement, we agreed to pay Mr. Casseri his regular salary through January 31, 2007 and agreed to make a one-time $150,000 cash severance payment to Mr. Casseri on February 1, 2007. In addition, we agreed to reimburse Mr. Casseri for the entire remaining amount of his automobile lease payments during the current term of his automobile lease, which totaled $19,320 at the time he resigned as an employee of our company. In connection with entering into the severance agreement, Mr. Casseri agreed to increase the term of his confidentiality, non-competition and non-solicitation agreement, which now extends until January 31, 2009.

Director Compensation — Fiscal 2007

		Option
	Fees Earned or	Awards	All Other
Name	Paid in Cash ($)	($)(1)	Compensation ($)	Total ($)
Gary O. Benson(2)	$3,000	$34,433	—	$37,433
Shane Coppola(2)	$3,000	$35,700	—	$38,700
Robert L. Johander(3)	$3,000	$0	—	$3,000
Stuart R. Romenesko(2)	$0	$15,582	—	$15,582
Gary L. Worobow(2)	$3,000	$27,732	—	$30,732

(1)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2007 in accordance with FAS 123(R). Assumptions used in calculating this amount are included in Note 12 to our audited financial statements for the fiscal year ended June 30, 2007, which are included elsewhere in this report.

(2)	As of June 30, 2007, the director held stock options to purchase up to a total of 50,000 shares of our common stock.

(3)	Mr. Johander held no stock options as of June 30, 2007.
     Our non-employee directors are entitled to receive $3,000 for each board meeting attended in person and $1,000 for each committee meeting attended. Our non-employee directors have elected to forego any compensation for participating in Board of Directors and committee meetings telephonically until such time as we become profitable over the course of an entire fiscal year, at which time the Board of Directors may reconsider the structure of its director compensation. Upon the effective date of our initial public offering, Mr. Gary O. Benson, one of our non-employee directors, received an option to purchase 50,000 shares of our common stock. These options have an exercise price equal to $5.00 (the initial public offering price of our common stock) and vest in three equal annual installments commencing on the one-year anniversary of the date of grant. In connection with their respective appointments to the Board of Directors, Messrs. Shane E. Coppola, Gary L. Worobow and Stuart R. Romenesko each received similar options to purchase 50,000 shares of our common stock. Such options have exercise prices equal to the fair market value of our common stock as of the date of grant. The option grants for Messrs. Worobow and Romenesko, who joined our Board of Directors during the fiscal year ended June 30, 2007 and received option grants on December 8, 2006 and February 14, 2007, respectively, are reflected in the table above.
     Director compensation will be subject to review and adjustment from time to time at the discretion of our Board of Directors.
Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended June 30, 2007, the compensation committee of our Board of Directors was comprised of Messrs. Johander, Coppola and Worobow. There are no relationships among these individuals, the members of the Board of Directors or executive officers of ours that require disclosure under Item 407(e)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.
Limitation of Liability and Indemnification of Officers and Directors; Commission Position on Indemnification for Securities Act Liabilities
     Under our certificate of incorporation, we are required to indemnify and hold harmless, to the fullest extent permitted by law, each person (a “Covered Person”) who was or is made or is threatened to be made a party or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (a “Proceeding”), by reason of the fact that he or she, or a person for whom he or she is the legal representative, is or was a director or officer of ours or, while a director or officer of ours, is or was serving at our request as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust, enterprise or nonprofit entity, including service with respect to employee benefit plans, against all liability and loss suffered and expenses (including attorneys’ fees) reasonably incurred by such Covered Person. Notwithstanding the preceding sentence, except as otherwise provided in the certificate of incorporation, we are required to indemnify a Covered Person in connection with a Proceeding (or part thereof) commenced by such Covered Person only if the commencement of such Proceeding (or part thereof) by the Covered Person was authorized by our Board of Directors.
     In addition, as permitted by Delaware law, our certificate of incorporation provides that no director will be liable to us or to our stockholders for monetary damages for breach of certain fiduciary duties as a director. The effect of this provision is to restrict our rights and the rights of its stockholders in derivative suits to recover monetary damages against a director for breach of certain fiduciary duties as a director, except that a director will be personally liable for:

•	any breach of his or her duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith which involve intentional misconduct or a knowing violation of law;

•	the payment of dividends or the redemption or purchase of stock in violation of Delaware law; or

•	any transaction from which the director derived an improper personal benefit.
     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     To our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, except as indicated by footnote and subject to community property laws where applicable. Percentage ownership is based on 18,045,000 shares outstanding as of August 31, 2007. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable as of June 30, 2007, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the address of each of the following persons is 800 Second Avenue, 5th Floor, New York, New York 10017.

	Shares		Percentage of
Name and Address of Beneficial Owner	Beneficially Owned		Total
William L. Yde III	3,905,786	(1)	21.64%
Dale C. Arfman	2,512,417		13.92%
Scott E. Cody	33,334	(2)	*
Ivan N. Shulman	16,667	(3)	*
William Pezzimenti	16,667	(3)	*
Kenneth A. Casseri(4)	—		—
Gary O. Benson	66,667	(3)(5)	*
Shane E. Coppola	16,667	(3)	*
Robert L. Johander	878,534	(6)	4.87%
Stuart R. Romenesko	—		—
Gary L. Worobow	—		—
All Directors and Named Executive Officers as a group (11 people)	6,568,205	(7)	36.20%
Metro Networks Communications, Inc.(8)(9) 40 West 57th Street, 15th Floor New York, NY 10019	1,540,195		8.54%

*	Less than 1%

(1)	Includes 2,901,747 shares that have been pledged as security for a loan. Also includes an aggregate of 1,004,039 shares held by third parties which Mr. Yde has the power to vote under separate voting agreements, 878,534 shares of which are held by the Robert L. Johander Revocable Trust u/a/d December 18, 2003.

(2)	Includes 33,334 shares issuable upon the exercise of options are that are currently exercisable or will become exercisable within the next 60 days.

(3)	Includes 16,667 shares issuable upon the exercise of options are that are currently exercisable or will become exercisable within the next 60 days.

(4)	Mr. Casseri resigned as an employee of our company effective January 31, 2007.

(5)	Includes 50,000 shares held by Goben Enterprises LP, a limited partnership of which Mr. Benson is a General Partner.

(6)	Represents 878,534 shares held by the Robert L. Johander Revocable Trust u/a/d December 18, 2003, of which Mr. Johander serves as co-trustee. Such shares are subject to a voting agreement in favor of William L. Yde III.

(7)	Include 100,002 shares issuable upon the exercise of options are that are currently exercisable or will become exercisable within the next 60 days.

(8)	Metro Networks Communications, Inc., a Maryland corporation, is a direct wholly-owned subsidiary of Metro Networks, Inc., which is a direct wholly-owned subsidiary of Westwood One, Inc.

(9)	Based on the most recent report filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, or the most recent Schedule 13D, 13F or 13G filed with the securities and Exchange Commission, as applicable.

Item 13. Certain Relationships and Related Transactions
     Global Traffic Network, Inc., a Delaware corporation, was established on May 16, 2005 to be a holding company. We currently have three wholly-owned subsidiaries. We conduct our Canadian business operations through Global Canada, which operates through its wholly-owned subsidiary, Canadian Traffic Network. Our Australian business operations are conducted through Australia Traffic Network. We conduct our operations in the United Kingdom through our wholly-owned subsidiary, UK Traffic Network. Prior to the March 23, 2006 effective date of our initial public offering, Australia Traffic Network was a separate entity controlled by the same shareholder base that controlled us. Pursuant to the Securities Exchange Agreement, we entered into the Share Exchange, whereby we exchanged 4,000,000 shares of our common stock and issued an aggregate of $1.4 million in promissory notes to the shareholders of Australia Traffic Network for all of the outstanding ordinary shares of Australia Traffic Network, after which Australia Traffic Network became our wholly-owned subsidiary. The promissory notes, which were intended to cover the estimated tax consequences to such shareholders of the share exchange, were repaid in their entirety on March 29, 2006 out of the net proceeds of our initial public offering. William L. Yde III, our Chairman, Chief Executive Officer and President, Dale C. Arfman, our Treasurer, Secretary and a member of our Board of Directors, and Metro Inc., each a former shareholder of Australia Traffic Network and who together beneficially owned approximately 61.84% of our common stock as of June 30, 2007, received payments of $486,170, $413,810 and $253,679, respectively, in connection with the repayment of these promissory notes.
     Prior to the closing of our initial public offering, Australia Traffic Network issued notes payable to its shareholders from time to time in order to fund the development of our operations and fund the on-going cash requirements of our business operations. During September 2005, all outstanding shareholder notes payable and all accrued interest thereon were repaid in full.
     Australia Traffic Network has historically paid dividends to its shareholders to cover the shareholders’ estimated United States tax liabilities for the preceding calendar year. Since July 1, 2004 to date, The Australia Traffic Network has declared dividends of approximately $233,000 in the aggregate to its shareholders. Of such amount, Messrs. Yde and Arfman and Metro Inc. received approximately $75,000, $69,000 and $42,000 respectively.
     Prior to our initial public offering, Messrs. Yde and Arfman received the substantial majority of their compensation pursuant to payments that Australia Traffic Network made under a management agreement with Milwaukee Traffic Network, of which Messrs. Yde and Arfman are each 50% shareholders. Pursuant to the management agreement, Australia Traffic Network paid Milwaukee Traffic Network approximately $38,000 monthly for the services of Messrs. Yde and Arfman, together with incentive amounts determined from time to time by the Board of Directors of Australia Traffic Network. The management agreement was terminated on March 31, 2006. During the fiscal year ended June 30, 2006, The Australia Traffic Network paid Milwaukee Traffic Network approximately $337,000.
     From May 16, 2005 (the date of our inception) through March 23, 2006 (the date of the Share Exchange), we made advances to and received advances from The Australia Traffic Network in the ordinary course of business. During this time, Australia Traffic Network was a separate entity controlled by the same shareholder base that controls us. Upon completion of the Share Exchange, The Australia Traffic Network became our wholly-owned subsidiary and all inter-company balances were eliminated for financial reporting purposes.
     On November 9, 2005, Canadian Traffic Network entered into a Senior Note Purchase Agreement (the “Loan Agreement”) with Metro Inc. Pursuant to the Loan Agreement, Canadian Traffic Network borrowed $2.0 million pursuant to a promissory note. The note accrued interest at an annual rate of ten percent and matured and was payable in full on March 29, 2007 (the first anniversary of the closing of our initial public offering). The Loan Agreement contained typical loan terms regarding the provision of financial information to Metro Inc. on a scheduled basis, approval by Metro Inc. of business activities out of the ordinary course of business, Canadian Traffic Network’s agreement not to make material changes in its business or to operate out of its ordinary course of business and Canadian Traffic Network’s agreement to refrain from incurring indebtedness, excepting certain permitted indebtedness. Additionally, Canadian Traffic Network agreed not to compete with Metro in the United States. Canadian Traffic Network granted a security interest to Metro Inc. in all of its assets, except for future acquired helicopters financed by unrelated third-parties, as security for the loan. We agreed to guarantee Canadian Traffic Network’s obligations under the Loan Agreement, as did Global Canada and Australia Traffic Network. Canadian Traffic Network incurred approximately $126,000 and $38,000 of interest expense under this shareholder note payable for the years ended June 30, 2006 and June 30, 2007, respectively. The promissory note was repaid in full on September 7, 2006.
     On November 9, 2005, and in connection with the Loan Agreement, Canadian Traffic Network and an affiliate of Metro Inc. entered into a Mutual Sales Representation Agreement. Under this agreement, Canadian Traffic Network uses its commercially reasonable efforts to sell United States based advertising time of the Metro Inc. affiliate to our advertising clients in Canada and the Metro Inc. affiliate likewise uses its commercially reasonable efforts to sell our Canadian based advertising to United States-based advertising clients of the Metro Inc. affiliate.

Each party receives a minority percentage of revenues generated from their sale of the other party’s advertising time. The agreement also prohibits us from competing with Metro Inc. in the United States. The agreement extends for three years and is renewable for successive one-year periods unless notice is given 90 days prior to the agreement’s expiration. For the years ended June 30, 2006 and June 30, 2007, respectively, Canadian Traffic Network recognized approximately $44,000 and $86,000 of revenue and incurred approximately $1,000 and $0 of expense due to bad debt under the Mutual Sales Representation Agreement.
     Also on November 9, 2005, Canadian Traffic Network additionally entered into a three year Traffic Data Agreement with an affiliate of Metro Inc. Under this agreement, Canadian Traffic Network provides non-exclusive access to the traffic data generated and gathered by Canadian Traffic Network to the affiliate of Metro Inc. free of charge. The affiliate of Metro Inc. is permitted to disseminate and sell this data other than for broadcast on Canadian radio and television stations. We are not currently providing data under this agreement.
Item 14. Principal Accountant Fees and Services
Fees billed to Company by Its Independent Registered Public Accounting Firm
     The following table presents fees for professional audit services and 401(k) audit services, tax services and other services rendered by BDO during the fiscal years ended June 30, 2005, 2006 and 2007. These fees are generally invoiced in Australian dollars and have been translated into United States dollars utilizing the exchange rates in effect when the fees were incurred.

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended June 30,	Ended June 30,	Ended June 30,
	2007	2006	2005
Audit Fees(1)	$370,501	$307,174	$217,467
Audit-Related Fees (2)	0	0	0
Tax Fees (3)	0	0	0
All Other Fees (4)	0	0	0
Total Fees	$370,501	$307,174	$217,467

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. Included in these fees are $162,569 and $33,163 for the fiscal years ended June 30, 2006 and 2005, respectively, associated with the filing of the registration statement under the Securities Act on Form S-1 (File No. 333-130417) effective on March 23, 2006 in connection with our initial public offering of stock. Included in the fees are $117,232 for the fiscal year ended June 30, 2007 associated with the filing of our Registration Statement on Form S-1 filed in connection with the follow-on offering of our Common Stock that closed on July 31, 2007.

(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above.

(3)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.
     The audit committee of the Board of Directors has reviewed the services provided by BDO during the fiscal year ended June 30, 2007 and the fees billed for such services. After consideration, the audit committee has determined that the receipt of these fees by BDO is compatible with the provision of independent audit services. The audit committee discussed these services and fees with BDO and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
Pre-Approval Policy
     The written charter of the audit committee provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered certified public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated members of the audit committee, other than with respect to de minimus exceptions permitted under the Sarbanes-Oxley Act of 2002. Since the date of our initial public offering, all services performed by BDO during the fiscal years ended June 30, 2007 and 2006 were pre-approved in accordance with the written charter.
     Prior to or as soon as practicable following the beginning of each fiscal year, a description of the audit, audit-related, tax, and other services expected to be performed by the independent registered certified public accounting firm in the following fiscal year will be presented to the audit committee for approval. Following such approval, any requests for audit, audit-related, tax, and other services not presented and pre-approved must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted.

Normally, pre-approval is provided at regularly scheduled meetings. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the audit committee. The Chairman must update the audit committee at the next regularly scheduled meeting of any services that were granted specific pre-approval.
Part IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2007 and 2006
Consolidated Statements of Income for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders Equity for the years ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Not Applicable
Exhibits:

Exhibit
No.	Description
3.1	Certificate of Incorporation of Global Traffic Network, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

3.2	Bylaws of Global Traffic Network, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-l registration statement of the registrant (File No. 333-130417)).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

4.2	Underwriter’s Warrant Agreement dated March 29, 2006 between Global Traffic Network, Inc. and Feltl and Company, Inc. and related Warrant Certificate. (incorporated by reference to Appendix A of Exhibit 1.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.1	Global Traffic Network, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.2	Senior Note Purchase Agreement dated November 9, 2005 by and between Canadian Traffic Network ULC and Metro Networks Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.3	Senior Secured Note dated November 9, 2005 by Canadian Traffic Network ULC in favor of Metro Networks Communications, Inc. (incorporated by reference to Exhibit 10.3 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.4	Security Agreement dated November 9, 2005 by and between Canadian Traffic Network ULC and Metro Networks Communications, Inc. (incorporated by reference to Exhibit 10.4 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.5	Guaranty Agreement dated November 9, 2005 by and among Global Traffic Network, Inc., Global Traffic Canada, Inc., The Australia Traffic Network Pty Limited and Metro Networks Communications, Inc. (incorporated by reference to Exhibit 10.5 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.6	Mutual Sales Representation Agreement dated November 9, 2005 by and between Metro Networks Communications, Limited Partnership and Canadian Traffic Network ULC (incorporated by reference to Exhibit 10.6 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.7	Traffic Data Agreement dated November 9, 2005 by and between Metro Networks Communications, Limited Partnership and Canadian Traffic Network ULC (incorporated by reference to Exhibit 10.7 to the Form S-l registration statement of the registrant (File No. 333-130417)).

Exhibit
No.	Description
10.8	Aircraft Traffic Report Supply Agreement dated October 21, 2005 by and between Canadian Traffic Network ULC and Corus Entertainment Inc. (incorporated by reference to Exhibit 10.8 to the Form S-l registration statement of the registrant (File No. 333-130417)).†

10.9	Traffic Report Supply Agreement commencing July 1, 2006 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited, as amended ((incorporated by reference to Exhibit 10.9 to the Form S-l registration statement of the registrant (File No. 333-144137)).†

10.10	News Report Broadcasting Agreement dated July 1, 2005 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited (incorporated by reference to Exhibit 10.10 to the Form S-l registration statement of the registrant (File No. 333-130417)).†**

10.11	Securities Exchange Agreement dated December 13, 2005 by and among Global Traffic Network, Inc., The Australia Traffic Network Pty Limited, William L. Yde III, Dale C. Arfman, Thomas M. Gilligan, Donald R. Bussell, Questcom Media Brokerage, Inc. and Metro Networks Communications, Inc. (incorporated by reference to Exhibit 10.11 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.12	Employment Agreement dated November 18, 2005 by and between Global Traffic Network, Inc. and William L. Yde III (incorporated by reference to Exhibit 10.12 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.13	Employment Agreement dated November 18, 2005 by and between Global Traffic Network, Inc. and Dale C. Arfman (incorporated by reference to Exhibit 10.13 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.14	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Employee Non-Qualified) (incorporated by reference to Exhibit 10.14 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.15	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Director) (incorporated by reference to Exhibit 10.15 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.16	Employment Agreement dated February 14, 2006 by and between Global Traffic Network, Inc. and Scott E. Cody (incorporated by reference to Exhibit 10.16 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.17	Amendment No. 1 to Employment Agreement dated April 4, 2007 by and between Global Traffic Network, Inc. and Scott E. Cody (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2007).

10.18	Management Agreement dated August 1, 2002 by and between The Australia Traffic Network Pty Limited and Wisconsin Information Systems dba Milwaukee Traffic Network (incorporated by reference to Exhibit 10.17 to the Form S-l registration statement of the registrant (File No. 333-130417)).

21.1	Subsidiaries of Global Traffic Network, Inc. (incorporated by reference to Exhibit 10.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

23.1 31.1	Consent of BDO Kendalls (NSW) (formerly BDO).

Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.
Date: September 24, 2007	By:	/s/ Scott E. Cody
Scott E. Cody
Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Yde III	Chairman of the Board,	September 24, 2007
William L. Yde III	Chief Executive Officer and President (Principal Executive Officer) and Director

/s/ Scott E. Cody	Chief Financial Officer and	September 24, 2007
Scott E. Cody	Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Dale C. Arfman	Treasurer, Secretary and Director	September 24, 2007
Dale C. Arfman

/s/ Gary O. Benson	Director	September 24, 2007
Gary O. Benson

/s/ Shane E. Coppola	Director	September 24, 2007
Shane E. Coppola

/s/ Robert L. Johander	Director	September 24, 2007
Robert L. Johander

/s/ Stuart R. Romenesko	Director	September 24, 2007
Stuart R. Romenesko

/s/ Gary L. Worobow	Director	September 24, 2007
Gary L. Worobow

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Traffic Network, Inc.
We have audited the accompanying consolidated balance sheets of Global Traffic Network, Inc. as of June 30, 2006 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for the years ended June 30, 2005, 2006 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Traffic Network, Inc. at June 30, 2006 and 2007 and the results of its operations and its cash flows for the years ended June 30, 2005, 2006 and 2007 in conformity with accounting principles generally accepted in the United States of America.
BDO Kendalls (NSW)
Sydney, NSW, Australia
September 24, 2007

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	June 30,
	2007	2006
ASSETS:
Current Assets:
Cash and cash equivalents	$7,278	$14,649
Accounts receivable net of allowance for doubtful accounts of $93 and $11 at June 30, 2007 and June 30, 2006	8,482	4,715
Prepaids and other current assets	462	350
Taxes receivable	—	26
Deferred tax assets	173	134

Total current assets	16,395	19,874
Property and equipment, net	6,568	4,188
Intangibles	354	29
Deferred offering costs	258	—
Deferred tax assets	139	87
Other assets	126	110

Total assets	$23,840	$24,288

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Bank overdraft line of credit	$—	$611
Accounts payable and accrued expenses	6,032	3,872
Deferred revenue	25	—
Income taxes payable	1,121	132
Current portion of long term debt	668	557
Current portion of shareholder notes payable	—	2,000

Total current liabilities	7,846	7,172
Long term debt, less current portion	822	1,286
Other liabilities	339	222

Total liabilities	9,007	8,680
Common stock, $.001 par value; 100,000,000 shares authorized; 12,870,000 shares issued and outstanding as of June 30, 2007 and 2006	13	13
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of June 30, 2007 and 2006	—	—
Additional paid in capital	18,527	18,169
Accumulated other comprehensive income	1,198	314
Accumulated deficit	(4,905)	(2,888)

Total shareholders’ equity	14,833	15,608

Total liabilities and shareholders’ equity	$23,840	$24,288

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Year Ended June 30,
	2007	2006	2005
Revenues	$31,699	$19,502	$15,380

Operating expenses	21,835	15,309	8,708
Selling, general and administrative expenses	10,120	6,415	4,175
Depreciation and amortization expense	907	587	282

Net operating (loss) income	(1,163)	(2,809)	2,215
Interest expense	170	319	99
Other (income) (including interest income of $471, $189 and $7 for the years ended June 30, 2007, 2006 and 2005)	(546)	(220)	(18)

Net (loss) income before income taxes	(787)	(2,908)	2,134
Income tax expense	1,230	88	698

Net (loss) income	$(2,017)	$(2,996)	$1,436

(Loss) income per common share:
Basic and diluted	$(0.16)	$(0.31)	$0.17
Weighted average common shares outstanding:
Basic and diluted	12,870,000	9,621,260	8,500,000
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2007, 2006 and 2005
(Amounts in thousands except share amounts)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid In	(Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Income (Loss)	Total
Balance, June 30, 2004	4,009,862	$43	$531	$(540)	$279		$313
Net income	—	—	—	1,436	—	1,436	1,436
Shares repurchased and retired	(9,862)	(39)	—	(555)	—	—	(594)
Shares issued	4,500,000	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	41	41	41

Comprehensive net income	—	—	—	—	—	1,477

Balance, June 30, 2005	8,500,000	4	531	341	320		1,196

Net loss	—	—	—	(2,996)	—	(2,996)	(2,996)
Share subscriptions received	—	4	—	—	—	—	4
Issuance of shareholder notes payable	—	—	(1,400)	—	—	—	(1,400)
Initial public offering of stock	4,370,000	5	18,985	—	—	—	18,990
Stock option compensation	—	—	53	—	—	—	53
Dividends	—	—	—	(233)	—	—	(233)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)	(6)

Comprehensive net loss	—	—	—	—	—	(3,002)	—

Balance, June 30, 2006	12,870,000	13	18,169	(2,888)	314		15,608

Net loss	—	—	—	(2,017)	—	(2,017)	(2,017)
Stock option compensation	—	—	358	—	—	—	358
Foreign currency translation adjustment	—	—	—	—	884	884	884

Comprehensive net loss	—	—	—	—	—	$(1,133)	—

Balance, June 30, 2007	12,870,000	$13	$18,527	$(4,905)	$1,198		$14,833

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(2,017)	$(2,996)	$1,436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	907	587	282
Allowance for doubtful accounts	82	11	—
Non-cash compensation expense	358	53	—
Gain on disposal of assets	(66)	—	—
Changes in assets and liabilities (net of effects from acquisition of business):
Accounts receivable	(2,942)	(1,335)	(1,230)
Deferred taxes, net	(54)	(36)	(90)
Prepaid and other current assets and other assets	(200)	(276)	(5)
Accounts payable and accrued expenses and other liabilities	1,429	1,451	1,000
Deferred revenue	6	(111)	3
Income tax refund	28	—	—
Income taxes payable	899	(277)	379

Net cash (used in) provided by operating activities	(1,570)	(2,929)	1,775

Cash flows from investing activities:
Purchase of property and equipment	(3,114)	(1,988)	(534)
Acquisition of business	(355)	—	—
Net proceeds from disposal of equipment	632	—	—
Intangibles	—	(8)	(7)

Net cash used in investing activities	(2,837)	(1,996)	(541)

Cash flows from financing activities:
Repayment of long term debt	(577)	(549)	(181)
Net proceeds (repayments) of bank overdraft line of credit	(611)	702	(440)
Repayment of shareholder notes payable	(2,000)	(22)	(208)
Borrowings from shareholders	—	2,000	—
Dividends paid	—	(275)	(44)
Repayment of shareholder promissory notes	—	(1,400)	—
Deferred offering costs	—	—	(83)
Proceeds from issuance of stock	—	4	—
Proceeds from initial public offering of stock, net	—	19,073	—
Due (from) to related parties, net	—	(4)	8
Shares repurchased and retired	—	—	(594)

Net cash (used in) provided by financing activities	(3,188)	19,529	(1,542)
Effect of exchange rate changes on cash and cash equivalents	224	(6)	41

Net (decrease) increase in cash and cash equivalents	(7,371)	14,598	(267)
Cash and cash equivalents at beginning of fiscal year	14,649	51	318

Cash and cash equivalents at end of fiscal year	$7,278	$14,649	$51

Supplemental disclosures of cash flow information:
Cash paid during fiscal year for:
Interest	$170	$274	$129

Income taxes	$385	$396	$409

Non-cash financing and investing activities:
Property acquired under long-term debt	$—	$63	$1,372

Property acquired other than for cash	$75	$—	$—

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
     The Company provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada and also provides news information reports to radio stations in Canada and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives substantially all of its revenues from the sale to advertisers of commercial advertising inventory embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation.
NOTE 2 — Basis of Presentation
     The financial statements presented herein assume that the share exchange had occurred as of July 1, 2003 such that ATN had been a wholly owned subsidiary of the Company for all periods presented. However, the statements of changes in equity for the year ended June 30, 2005 does not include the impact of the issuance of the promissory notes as part of the Securities Exchange Agreement. Any activity or balances prior to May 16, 2005 (the Company’s date of formation) pertain to ATN. Because GTN and ATN are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation.
     The consolidated financial statements consist of the Company and its three wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, and Global Traffic Network (UK) Limited (“UKTN”). As of July 5, 2005 the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. On October 19, 2006 the Company formed a wholly subsidiary UKTN to operate the Company’s business in the United Kingdom. As of October 19, 2006, the consolidated financial statements consist of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of June 30, 2007, UKTN had not contracted to provide services to any radio or television stations. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at June 30, 2007 and 2006.
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
b) Revenue recognition
     Revenue is earned and recognized at the time commercial advertisements are broadcast. Payments received or amounts invoiced in advance are deferred until earned and such amounts are included as a component of deferred revenue in the accompanying balance sheets. All revenue pertains to cash sales and the company recognized no revenue related to the bartering of goods and services. Revenues are reported net of commissions provided to third party advertising agencies that represent a majority of the advertisers.
c) Operating expenses
     The cost of producing and distributing the radio and television traffic and news reports and services and the obtaining of advertising inventory are considered operating expenses. These consist mainly of personnel, aviation costs, facility costs and station compensation. Operating expenses are recognized when incurred.

d) Station compensation and reimbursement
     The Company generally enters into multi year contracts with radio and television stations. These contracts call for the provision of various levels of service (including, but not limited to providing professional broadcasters, gathering of information, communications costs and aviation services) and, in some cases, cash compensation or reimbursement of expenses. Station compensation and reimbursement is a component of network operations expense and is recognized over the terms of the contracts, which is not materially different than when the services are performed.
     Contractual station commitments are as follows:

June 30,
2007
Year 1	$17,415

Year 2	5,033

Year 3	166

Year 4	—

Year 5	—

Thereafter	—
e) Cash and cash equivalents
     The company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
f) Accounts Receivable
     Accounts receivable are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant in relation to revenue. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $93 and $11 has been established for the years ended June 30, 2007 and 2006.
     One advertising agency that represents a number of the Company’s clients constituted approximately 16% of the Company’s revenues for the year ended June 30, 2007 and approximately 15% of the Company’s net accounts receivable as of June 30, 2007.
Allowance for Doubtful Accounts

		Additions	Deductions
	Balance at
	beginning of			Balance at end of
	period	Expense	Write-offs	period
Year ended June 30, 2007	$11	$111	$(29)	$93
Year ended June 30, 2006	$—	$63	$(52)	$11
Year ended June 30, 2005	$—	$—	$—	$—

g) Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Recording, broadcasting and studio equipment	5 years
Furniture, and equipment and other	5 years
Motor vehicles	7 years
Helicopters and fixed wing aircraft	8 years
Helicopter engine rebuilds	3 years
     Leasehold improvements and leased assets are amortized over the shorter of the lease term or the asset’s useful life. Depreciation expense was $890, $587 and $282 for the years ended June 30, 2007, 2006 and 2005. Maintenance, repairs and minor replacements are charged to operations as incurred. Major replacements and betterments are capitalized and amortized over their useful lives.
h) Intangible assets
     Intangible assets reflected on the balance sheets primarily consist of the following:

	June 30, 2007	June 30, 2006
Station contracts	$321	$—
Aircraft license acquisition costs	$33	$29
Total intangible assets	$354	$29
     Station contracts consist of the fair value of station affiliate contracts acquired from Wise Broadcasting Network, Inc. by CTN (the purchase of which was consummated April 2, 2007) (see Note 17). The station contracts will be amortized on a straight line basis over the estimated useful life of five years. The aircraft license acquisition costs consist of costs relating to obtaining aircraft operating certificates and licenses in Australia. Due to the long term and indefinite nature of the aircraft license acquisition costs, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of June 30, 2007 and 2006, there was no impairment of the assets. Amortization expense with respect to intangible assets was $17, $0 and $0 for the years ended June 30, 2007, 2006 and 2005, respectively.
Acquired intangible assets

	As of June 30, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Station contracts	$338	$17

Estimated amortization expense
For the year ended June 30, 2008	$68
For the year ended June 30, 2009	68
For the year ended June 30, 2010	68
For the year ended June 30, 2011	68
For the year ended June 30, 2012	49
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
j) Per share data
     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the fiscal year. There were no common equivalent shares outstanding during the fiscal year ended June 30, 2005. For the fiscal years ended June 30, 2007 and 2006, there were common equivalent shares outstanding due to outstanding stock options of 695,000 and 325,000, respectively and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares. As a result of the Company’s negative net income for the years ended June 30, 2007 and 2006, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.
k) Fair value of financial instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short-term maturities. The carrying amounts of the Company’s shareholder notes payable and long-term debt approximate fair value of these obligations based upon management’s best estimate of interest rates that would be available for similar debt obligations as of June 30, 2007 and 2006.
l) Foreign currency translation
     ATN’s functional currency is Australian dollars, CTN’s functional currency is Canadian dollars and UKTN’s functional currency is British pounds, while for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” Realized gains and losses resulting from currency transaction adjustments are recognized in the accompanying statements of income as other expense (income). Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income (loss). The carried forward balance of other comprehensive income as of June 30, 2007 relates primarily to foreign currency translation adjustments.
m) Recent Accounting Pronouncements
     In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two step process. First step is recognition, in which the company determines whether it is more likely than not that a tax position will be sustained upon examination based on the merits of the position. The second step is measurement in which a tax position which meets the more likely than not threshold of the first step is measured to determine the amount of benefit to recognize in its financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS 157 on July 1, 2008. The Company is currently assessing the impact of adopting SFAS 157, but does not expect that it will have a material effect on its consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows for the one time election to measure financial instruments and certain other assets and liabilities at fair value. SFAS 159 also amends SFAS No. 115 with regards to the presentation of available for sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS 159 on July 1, 2008. The Company is currently assessing the impact of adopting SFAS 159, but does not expect that it will have a material effect on its consolidated financial position or results of operations.
n) Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured, and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance.
o) Major Suppliers
     Approximately 21% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a two year agreement effective July 1, 2006 to provide radio traffic reporting services and a three year agreement dated July 1, 2005 to provide radio news reporting services. At June 30, 2007, the supplier comprised 45% of the trade payables balance.
     Approximately 20% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia, which includes inventory received from this broadcaster under a three year agreement effective January 1, 2006 to provide radio traffic reporting services and a 26 month agreement effective December 2006 under which the Company receives radio news commercial inventory. At June 30, 2007, the supplier comprised 17% of the trade payables balance.
     Over half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 61% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenue. The agreement governs the Company’s delivery of radio traffic reports in seven different Canadian markets for three year terms that commence on various dates between November 2005 and January 2006, depending on the market. However, either party may terminate the agreement after eighteen months by giving six months notice, effectively making the agreement a two year agreement if such notice is given.
p) Deferred offering costs
     For the year ended June 30, 2007 deferred offering costs primarily consist of costs related to the Company’s follow-on offering of common stock which closed July 31, 2007 (see Note 18). As of the closing of the follow-on offering, the deferred offering costs will be offset against the proceeds of the follow-on offering and the difference between the gross follow-on offering proceeds less expenses related to the follow-on offering (including the deferred offering costs) will be credited to shareholders’ equity. Deferred offering costs prior to July 1, 2006 primarily consist of costs related to the IPO. As of the closing of the IPO, the deferred offering costs were offset against the proceeds of the IPO and the difference between the gross IPO proceeds less expenses related to the IPO (including the deferred offering costs) was credited to shareholders’ equity.
NOTE 4 — Related Party Transactions
     ATN had entered into a management agreement with Wisconsin Information Systems, Inc., an Ohio Corporation doing business as Milwaukee Traffic Network (“MTN”), which is owned by certain shareholders of the Company. ATN had historically compensated MTN with an annual fee as determined by the board of directors. Additionally, the management agreement provided MTN the opportunity to earn an incentive bonus if ATN exceeded pre-determined targeted cash flows approved by the board of directors of ATN. For the fiscal years ended June 30, 2007, 2006 and 2005, ATN paid MTN $0, $337 and $597 pursuant to this management agreement. The management agreement was terminated on March 31, 2006.
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the period from May 16, 2005 (inception) to June 30, 2005, the Company paid these stockholders $33. For the years ended June 30, 2007 and 2006 the Company paid these stockholders and their relatives $643 and $466, respectively. The majority of these payments pertain to salaries paid to these stockholders and their relatives for their services to the Company.
     In addition to the services described above, on November 9, 2005, CTN entered a mutual sales representation agreement with an affiliate of a stockholder under which both parties agree to market the others commercial spot inventory in their respective markets. For the years ended June 30, 2007 and 2006, CTN recognized net revenues of $86 and $44 and incurred $0 and $1 of expense due to bad debt, respectively.

     The Company has also entered into note payable agreements with certain stockholders. (see Note 8)
NOTE 5 — Property and Equipment, Net
     Property and equipment, net is as follows as of June 30, 2007 and 2006:

	Year Ended	Year Ended
	June 30,	June 30,
	2007	2006
Helicopters and fixed wing aircraft	$6,319	$3,588
Recording, broadcasting and studio equipment	1,727	1,304
Furniture and equipment and other	955	666
Less: Accumulated depreciation and amortization	2,433	1,370

Property and equipment, net	$6,568	$4,188

Plant and equipment held as security under specific loans:	$1,956	$1,773

     For the years ended June 30, 2007 and 2006, there was no domestic property and equipment and the entire balances reported were foreign.
NOTE 6 — Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of June 30, 2007 and 2006:

	June 30,	June 30,
	2007	2006
Trade payables	$3,793	$2,936
Accrued payroll expenses	1,302	640
Accrued expenses and other liabilities	937	296

Total	$6,032	$3,872

NOTE 7 — Long Term Debt
     Long-term debt consists of the following as of:

	June 30,	June 30,
	2007	2006
Term loan with bank, bearing variable interest rate of ANZ Mortgage Index rate plus .33% (8.75% at June 30, 2007), monthly principal and interest payments of $14 secured by all ATN assets, matures on June 30, 2008	$184	$309
Financial leases with financing company, bearing fixed interest of 7.67% and 6.99%, monthly principal and interest payments of $2 and $2, secured by automobiles, matures August 25, 2010 and April 16, 2008	82	108
Note payable to bank, bearing fixed interest of 8.43%, monthly principal and interest payments of $13, secured by a Helicopter, matures November 6, 2008	197	288
Notes payable to bank bearing fixed interest of 6.97%, Monthly principal and interest payments of $30, secured by 2 helicopters, matures September 6, 2010	1,022	1,138
Financial lease with financing company, secured by computer equipment, matures December 30, 2009	5	—

	1,490	1,843
Less current portion	668	557

Long term debt less current portion	822	1,286

On April 3, 2005, the Company increased its existing over draft line of credit facility from $1,525 to $2,287 (“new facility”) until September 9, 2005, at which time it reverted to its original amount. Interest on the new facility is variable at the ANZ Mortgage Index rate plus .83% (9.25% at June 30, 2007) and is secured by all ATN’s assets. The new facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. For the year ended June 30, 2006, certain of these covenants were waived by the lender. The facility’s next review date is May 12, 2008. The balance of the bank overdraft was $0 at June 30, 2007 and, based on the rates of exchange on that date, $1,699 was available to the Company.
     The aggregate maturities of long term debt as of June 30, 2007 are as follows (excluding market value adjustments, if any):

June 30,
2007

Year 1	$668
Year 2	394
Year 3	367
Year 4	61
Year 5	—

NOTE 8 — Shareholder Notes Payable
     On November 9, 2005, CTN entered into a $2 million note purchase agreement with a stockholder of the Company. The note bore interest at 10% and was payable quarterly. The note was due on March 29, 2007 (the first anniversary of the closing date of the IPO), and was secured by substantially all the assets of CTN (subject to certain conditions) and was guaranteed by the Company, GTC and ATN.
     For the years ended June 30, 2007 and 2006 the Company incurred interest expense of $38 and $126, respectively under the CTN shareholder notes payable.
     On September 7, 2006 the Company repaid the CTN shareholder note payable in full.
     ATN issued notes payable to shareholders in order to fund the start of its operations and later to fund its cash needs. These notes were issued between 1998 and 2004. Each note bore interest at 5% and the interest was due upon maturity of the notes as stipulated in the note payable agreements. For the years ended June 30, 2007, 2006 and 2005, ATN incurred interest expense of $0, $1 and $4, respectively under shareholder notes payable.
     The balance of notes payable in respect of directors at June 30, 2007 and 2006 was $0 and $0, respectively. The interest expense in respect of notes held by directors during the years ended June 30, 2007, 2006 and 2005 was $0, $0 and $3, respectively.
     During September 2005, ATN repaid all outstanding shareholder notes payable and the related interest in full.
NOTE 9 — Income Taxes
     Income tax expense consists of the following:

	Year ended			Year ended
	June 30, 2007			June 30, 2006
	Domestic	Foreign	Total	Domestic	Foreign	Total
Net loss before taxes	(352)	(435)	(787)	(560)	(2,348)	(2,908)
Income tax provision	$115	$1,321	$1,436	$—	$128	$128
Current deferred tax asset (liability), net	(3)	(32)	(35)	(78)	(58)	(136)
Non-current deferred tax asset (liability), net	(122)	(126)	(248)	(24)	(6)	(30)
Tax carried forward losses	—	(1,559)	(1,559)	(235)	(864)	(1,099)
Less: Valuation allowance	10	1,626	1,636	337	888	1,225
Income tax expense	$—	$1,230	$1,230	$—	$88	$88

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheets and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended	Year ended
	June 30,	June 30,
	2007	2006
Deferred tax assets:
Depreciation	$131	$43
Deferred rent	49	43
Capital losses	4	4
Foreign tax credit	132	132
Stock option expense	146	18
Accrued expenses and other	228	161
Tax carried forward losses	2,598	1,154

Total deferred tax assets	3,288	1,555
Deferred tax liabilities
Prepaid expenses	60	54

Total deferred tax liabilities	60	54

Net deferred tax assets before valuation allowance	3,228	1,501
Valuation allowance	(2,916)	(1,280)

Net deferred tax assets	312	221

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Income tax expense consists of the following:
Domestic	$—	$—	$—
Foreign	1,230	88	698
Income tax expense	$1,230	$88	$698
     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is:

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	0.5	0.2	0.2
Differences between U.S. and foreign tax rates	(5.5)	1.1	(5.7)
Permanent differences between book and tax income	21.6	2.8	0.6
Impact of valuation allowance	(207.9)	(42.1)	2.6
Effective tax rate	(156.3%)	(3.0)%	32.7%

     Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset for Global Traffic Network, Inc. (unconsolidated) (“GTN”), CTN and UKTN at June 30, 2007 and 2006. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company has recorded a valuation allowance for the deferred tax assets of ATN at June 30, 2007 and 2006 of $4 and $4, respectively.
     There was no income tax benefit recorded for tax carried forward losses for the years ended June 30, 2007, 2006 and 2005 since the Company recorded a valuation allowance against all of the Company’s tax carried forward losses incurred. The Company had tax carried forward losses of $2,598 and $1,154 as of June 30, 2007 and 2006, respectively. The tax carried forward losses consisted of:

	As of	As of
	June 30,	June 30,
	2007	2006
Domestic	$175	$236
Foreign	2,423	918
Total	$2,598	$1,154
The domestic tax carried forward losses have a life of twenty years and begin to expire in 2024 and the foreign tax carry forward losses have a life ranging from twenty years to indefinitely and begin to expire in 2025.
     Undistributed earnings of the Company’s foreign subsidiaries were approximately $2,800 as of June 30, 2007. These earnings are considered to be indefinitely reinvested so no provision for United States federal or state taxes has been made. Upon repatriation of these earnings, via dividends or otherwise, the Company would be subject to United States federal and state income taxes (subject to an adjustment for foreign tax credits). The Company may also be subject to withholding taxes on any distribution in the foreign countries. The Company had unutilized foreign tax credits of $132 as of June 30, 2007 and 2006, which were 100% subject to the valuation allowance due to the Company’s foreign source income being indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability is not practicable.
NOTE 10 — Commitments and Contingencies
     The Company has various non-cancelable, long-term operating leases for its facilities, aviation services and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total expense under these leases is recognized ratably over the lease terms or based on usage, based on the type of agreement. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of June 30, 2007:

June 30,
2007
Year 1	$396
Year 2	382
Year 3	393
Year 4	343
Year 5	309
Thereafter	594
     Total rent expense in the accompanying statements of income for the fiscal years ending June 30, 2007, 2006 and 2005 was $547, $414 and $314 respectively.

     With respect to ATN’s leased office premises in Sydney, should ATN vacate the premises prior to the expiration of the lease term, ATN will be required to make the following payments to the lessor:

Vacation of premises prior to:

September 8, 2007	$103
September 8, 2008	$75
September 8, 2009	$47
September 8, 2010	$19
     At June 30, 2007, CTN had made a $35 deposit on the purchase of a helicopter. The total purchase price was approximately $668. CTN paid the remaining balance on the helicopter in July 2007 and took delivery thereafter.
     In September 2007 the Company made a $35 deposit to order a helicopter. The purchase price will be approximately $700 to $800 and can be cancelled by forfeiting the deposit.
     Effective April 24, 2007, ATN entered into a two-year traffic network affiliation agreement with three radio stations. The contract commences on July 1, 2007. The contract requires ATN to make cash compensation payments of approximately $3,700 over the term of the agreement.
NOTE 11 — Capital Stock
     On March 29, 2006, the Company consummated an initial public offering (the “IPO”) in which it sold 3,800,000 shares of its common stock at a price to the public of $5.00 per share. Prior to the IPO, ATN was a separate entity which was controlled by the same shareholder base that controlled the Company. Pursuant to a Securities Exchange Agreement dated December 13, 2005, immediately prior to the effective time of the IPO, the Company exchanged 4,000,000 shares of its common stock and issued an aggregate of $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN (the “Share Exchange”), at which time ATN became a wholly-owned subsidiary of the Company. The promissory notes (the “Share Exchange Notes”), which were intended to cover the estimated tax consequences to such shareholders of the Share Exchange, were paid in their entirety on the closing date of the IPO out of the net proceeds from the IPO. The issuance of the Share Exchange Notes reduced the additional paid in capital of the Company from the IPO. The net proceeds to the Company of the IPO were approximately $16,494. Due to the identical voting control of the Company and ATN prior to the Share Exchange, the transaction was treated as a combination and the equity section of the balance sheet reflects the combination of ATN and the Company’s equity.
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
NOTE 12 — Stock based compensation
     On September 30, 2005, the Company’s board of directors adopted the Global Traffic Network, Inc. 2005 Stock Incentive Plan (the “Plan”). Under the Plan, there are an aggregate of 1,200,000 shares of common stock available for issuance, of which 695,000 and 325,000 were outstanding under previously issued incentive grants as of June 30, 2007 and 2006, respectively. Options granted under the Plan vest one third per year over three years and expire after ten years from the date of the grant.
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions (no options were issued during any period prior to January 1, 2006):

	June 30,	June 30,
	2007	2006
Risk-free interest rate	4.53-4.71%	4.95-5.12%
Volatility factor	60.35-65.89%	32.52%
Weighted volatility	62.71%	32.52%
Dividend yield	—	—
Option price	$7.05-4.05	$6.28-5.00
Weighted average expected life of options	6 years	6 years
Weighted average grant date fair value per share	$3.08	$2.15

The Company’s outstanding stock options as of June 30, 2007 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2006	325,000	$5.22
Grants	395,000	$5.01	—	$1,217
Exercised	—	—	—	—
Forfeitures/expirations	(25,000)	$5.00	—	$(52)
Balance, June 30, 2007	695,000	$5.11	9.26 years	$1,867	$1,248
Exercisable, June 30, 2007	100,002	$5.24	8.79 years	$217	$165
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of June 30, 2007 is $1,867. As of June 30, 2007, there was $1,456 of total unrecognized compensation cost related to non-vested share-based compensation under the plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.8 years. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the lack of history with regards to forfeitures. Prior to the year ended June 30, 2007 the only previous forfeiture was due to an outside director becoming an employee of the Company and the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the years ended June 30, 2007 and 2006 is $358 and $53, respectively and is included in selling, general administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of June 30, 2007 and 2006.
     Black-Scholes was developed for estimating the fair value of traded options which have no vesting restrictions and are freely transferable. The options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan provide for limited transferability by the employee, contractor or director, and become exercisable with respect to one third of their shares on each of the first three anniversaries of the date of grant. In addition, volatility is a subjective estimate that is further made difficult by the fact that, due to the limited trading history of the Company’s stock, a proxy for the Company’s volatility initially must be used. Since the Company believes it is the only public company offering traffic services outside the United States, the Company initially chose a recent six year volatility of the largest provider of traffic information in the United States, which is a much larger and longer established company than the Company. The impact of volatility on the expense recognized is that, all things being equal, the greater the volatility, the larger the expense. Effective October 1, 2006, the Company commenced using an estimate of the Company’s stock’s volatility from the IPO date until the grant of the options, which is the largest sample size available. In addition, because the Company has no experience with regards to the expected life of the options granted with regards to both expected forfeiture rates and expected exercise dates, the Company elected to utilize the weighted mid-point between the vesting period of one third per year for three years and the maximum life of ten years, which is the point in time at which the options expire. The impact of weighted average life on the expense recognized is to the extent all other factors are the same, the expense increases as the time to exercise (life) increases. The risk free rate of interest was based on yields for five year United States Treasury bonds at the time the options were granted, which most closely matched the expected life of the options.
     Due to the net losses for the years ended June 30, 2007 and 2006, the impact of the stock options on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
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
NOTE 14 — Segment Reporting
     The Company operates in two geographic areas, Australia and Canada, through its wholly owned subsidiaries ATN and GTC, which operates through its wholly owned subsidiary CTN. Select income statement information and capital expenditures for the years ended June 30, 2007 and 2006 and select balance sheet information as of June 30, 2007 and 2006 is provided below. Comparative information is not provided for the year ended June 30, 2005 since the Canadian segment did not exist prior to July 5, 2005. The All Other category consists primarily of UKTN and corporate overhead and assets of GTN.

	Australia		Canada		All Other		Total
	Year	Year	Year	Year	Year	Year	Year	Year
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues	28,425	19,007	3,274	495	—	—	31,699	19,502
Interest expense	132	193	38	126	—	—	170	319
Depreciation/amortization	706	530	201	57	—	—	907	587
Income tax expense (benefit)	1,230	88	—	—	—	—	1,230	88
Segment profit (loss)	2,864	165	(3,756)	(2,601)	(1,125)	(560)	(2,017)	(2,996)
Segment assets	14,036	8,037	5,528	1,597	4,276	14,654	23,840	24,288
Property and equipment, net	3,610	3,280	2,958	908	—	—	6,568	4,188
Deferred tax assets, net	312	221	—	—	—	—	312	221
Expenditure for segment assets	498	1,023	2,616	965	—	—	3,114	1,988
     The Company offers three primary products in the markets in which it operates. The products consist of radio traffic advertising commercials, radio news advertising commercials and television advertising commercials. Not all products are offered in all markets or in all periods covered by the financial statements. These products are not operated by as separate segments but are the responsibility of the regional management of the various segments outlined above.

	Traffic	News	Television	Total
Year ended June 30, 2007	$24,637	$4,427	$2,635	$31,699
Year ended June 30, 2006	$16,708	$2,290	$504	$19,502
Year ended June 30, 2005	$15,380	—	—	$15,380
NOTE 15 — Asset Disposal Outside the Ordinary Course
     On February 2, 2007, a helicopter owned by Canadian Traffic Network ULC, but operated by a third party, crashed during a maintenance flight. None of our employees and no personnel of our network affiliates were in the helicopter at the time of the accident. The net book value of the helicopter at the time of the accident was $576 and substantially all of the cost of replacing the helicopter and any other expenses related to the accident, less applicable deductibles, was covered by the third party insurance. Based on the insurance proceeds, the Company has recognized a gain of $66 on disposal of the helicopter.
     In June 2007, CTN received all of the expected insurance proceeds of $632.

NOTE 16 — Quarterly Results of Operations (unaudited)
Fiscal 2007

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Net Revenues	$6,108	$8,222	$7,609	$9,760	$31,699
Operating (loss) income	(855)	425	(1,288)	555	(1,163)
Net (loss) income	(815)	44	(1,309)	63	(2,017)
Net (loss) income per share:
Basic and diluted	$(0.06)	$0.00	$(0.10)	$0.00	$(0.16)
Fiscal 2006

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Net Revenues	$4,181	$5,155	$4,537	$5,629	$19,502
Operating (loss) income	(673)	81	(1,105)	(1,112)	(2,809)
Net loss	(600)	(102)	(1,108)	(1,186)	(2,996)
Net loss per share:
Basic and diluted	$(0.07)	$(0.01)	$(0.13)	$(0.09)	$(0.31)
NOTE 17 — Acquisition of Business
     On April 2, 2007, CTN acquired substantially all the assets of Wise Broadcasting Network, Inc.(“Wise”) for approximately $355. Wise’s primary business was the provision of traffic and other information reporting services to radio stations in Canada, primarily in the greater Toronto area. The Company believes the acquisition will enhance its already existing network of station affiliates. The acquisition of Wise would not be material to the Company’s financial statements on a pro forma basis. The purchase price was allocated as follows:

Current assets	$56
Fixed assets	11
Intangibles	338
Assumed liabilities	(50)

Purchase price	$355

NOTE 18 — Subsequent Events
     On July 26, 2007, the Company entered into an underwriting agreement under which the Company agreed to sell 4,500,000 common shares to the underwriters at a price of $6.25 less an underwriters’ discount of 6.5%. The Company also granted the underwriters a thirty day option to purchase an additional 675,000 shares to cover over-allotments. On July 31, 2007 the underwriters exercised their over allotment option in full and closed on the purchase of the 5,175,000 shares via payment of $30,241 to the Company. The Company estimates its net proceeds from the follow on offering after expenses will be approximately $29,826.

EXHIBIT INDEX

Exhibit
No.	Description
23.1	Consent of BDO Kendalls (NSW) (formerly BDO).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated September 24, 2007.