Form 10-Q
period 2007-09-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2007-11-13
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-51838
Global Traffic Network, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-1117834
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

800 Second Avenue, 5th Floor
New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 9, 2007, the registrant had 18,045,000 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$38,202	$7,278
Accounts receivable net of allowance for doubtful accounts of $158 and $93 at September 30 and June 30, 2007	9,150	8,482
Prepaids and other current assets	448	462
Deferred tax assets	260	173

Total current assets	48,060	16,395

Property and equipment, net	7,606	6,568
Intangibles	358	354
Deferred offering costs	—	258
Deferred tax assets	123	139
Other assets	164	126

Total assets	$56,311	$23,840

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:

Accounts payable and accrued expenses	$6,947	$6,032
Deferred revenue	391	25
Income taxes payable	1,846	1,121
Current portion of long term debt	656	668

Total current liabilities	9,840	7,846
Long term debt, less current portion	732	822
Other liabilities	363	339

Total liabilities	10,935	9,007
Common stock, $.001 par value; 100,000,000 shares authorized; 18,045,000 shares issued and outstanding as of September 30, 2007 and 12,870,000 shares issued and outstanding as of June 30, 2007	18	13
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of September 30 and June 30, 2007	—	—
Additional paid in capital	48,396	18,527
Accumulated other comprehensive income	1,956	1,198
Accumulated deficit	(4,994)	(4,905)

Total shareholders’ equity	45,376	14,833

Total liabilities and shareholders’ equity	$56,311	$23,840

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Revenues	$10,981	$6,108

Operating expenses (exclusive of depreciation and amortization shown separately below)	7,014	4,720
Selling, general and administrative expenses	3,384	2,058
Depreciation and amortization expense	331	185

Net operating income (loss)	252	(855)
Interest expense	25	78
Other (income) (including interest income of $357 and $174 for the three months ended September 30, 2007 and 2006)	(368)	(174)

Net income (loss) before income taxes	595	(759)
Income tax expense	684	56

Net loss	$(89)	$(815)

Loss per common share:
Basic and diluted	$(0.01)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	16,357,500	12,870,000
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months
	Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(89)	$(815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	331	185
Allowance for doubtful accounts	65	—
Non-cash compensation expense	156	58
Changes in assets and liabilities:
Accounts receivable	(346)	(171)
Deferred taxes, net	(55)	(23)
Prepaid and other current assets and other assets	4	96
Accounts payable and accrued expenses and other liabilities	877	251
Deferred revenue	349	7
Income taxes payable	643	76

Net cash provided by (used in) operating activities	1,935	(336)

Cash flows from investing activities:
Purchase of property and equipment	(900)	(112)

Net cash used in investing activities	(900)	(112)

Cash flows from financing activities:
Repayment of long term debt	(162)	(125)
Net repayments of bank overdraft line of credit	—	(611)
Repayment of shareholder notes payable	—	(2,000)
Proceeds from follow-on offering of stock, net	29,718	—

Net cash provided by (used in) financing activities	29,556	(2,736)

Effect of exchange rate changes on cash and cash equivalents	333	6

Net increase (decrease) in cash and cash equivalents	30,924	(3,178)
Cash and cash equivalents at beginning of fiscal period	7,278	14,649

Cash and cash equivalents at end of fiscal period	$38,202	$11,471

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$25	$78

Income taxes	$85	$—

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
Information as of September 30, 2007 and for the three months ended September 30, 2007 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (the “Company”) is a Delaware corporation that was formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of the Company’s formation, ATN was a separate entity controlled by the same shareholders as the Company. On December 13, 2005, the Company entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which the Company exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of the Company’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of the Company.
     The Company provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada and also provides news information reports to radio stations in Canada and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives substantially all of its revenues from the sale of commercial advertising embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation.
NOTE 2 — Basis of Presentation
     The accompanying consolidated balance sheet as of September 30, 2007, the consolidated statements of income for the three month periods ended September 30, 2007 and 2006, and the consolidated statements of cash flows for the three month periods ended September 30, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended June 30, 2007. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended June 30, 2007, included in the Company’s annual report on Form 10-K (SEC File No. 333-130417) filed with the Securities and Exchange Commission.
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
     The consolidated financial statements consist of the Company and its three wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, and Global Traffic Network (UK) Limited (“UKTN”). As of July 5, 2005 the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. On October 19, 2006 the Company formed a wholly subsidiary UKTN to operate the Company’s business in the United Kingdom. As of October 19, 2006, the consolidated financial statements consist of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of September 30, 2007, UKTN had not contracted to provide services to any radio or television stations. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at September 30, 2007 and June 30, 2007.
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
d) Station compensation and reimbursement
     The Company generally enters into multi year contracts with radio and television stations. These contracts call for the provision of various levels of service (including, but not limited to providing professional broadcasters, gathering of information, communications costs and aviation services) and, in some cases, cash compensation or reimbursement of expenses. Station compensation and reimbursement is a component of operating expense and is recognized over the terms of the contracts, which is not materially different than when the services are performed.
     Contractual station commitments are as follows:

	As of	As of
	September 30,	June 30,
	2007	2007
	(Unaudited)
Year 1	$15,847	$17,415
Year 2	3,779	5,033
Year 3	91	166
Year 4	—	—
Year 5	—	—
Thereafter	—	—
e) Cash and cash equivalents
     The company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
f) Accounts Receivable
     Accounts receivable are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant in relation to revenue. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $158 and $93 has been established for the periods ended September 30, 2007 and June 30, 2007

Allowance for Doubtful Accounts

	Balance at			Balance at
	beginning of	Additions	Deductions	end of
	Period	Expense	Write-offs	Period
Three months ended September 30, 2007(unaudited)	$93	$73	$(8)	$158
Year ended June 30, 2007	$11	$111	$(29)	$93
g) Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Recording, broadcasting and studio equipment	5 years
Furniture, and equipment and other	5 years
Motor vehicles	7 years
Helicopters and fixed wing aircraft	8 years
Helicopter engine rebuilds	3 years
     Leasehold improvements and leased assets are amortized over the shorter of the lease term or the asset’s useful life. Depreciation expense was $314 and $185 for the three month periods ended September 30, 2007 and 2006. Maintenance, repairs and minor replacements are charged to operations as incurred. Major replacements and betterments are capitalized and amortized over their useful lives.
h) Intangible assets
     Intangible assets reflected on the balance sheets primarily consist of the following:

	September 30, 2007	June 30, 2007
Station contracts	$324	$321
Aircraft license acquisition costs	$34	$33

Total intangible assets	$358	$354
          Station contracts consist of the fair value of station affiliate contracts acquired from Wise Broadcasting Network Inc. by CTN (which was consummated April 2, 2007). The station contracts will be amortized on a straight line basis over the estimated useful life of five years. The aircraft license acquisition costs consist of costs relating to obtaining aircraft operating certificates and licenses in Australia. Due to the long term and indefinite nature of the aircraft license acquisition costs, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of September 30, 2007 and June 30, 2007, there was no impairment of the intangible assets. Amortization expense was $17 and $0 for the three months years ended September 30, 2007 and 2006, respectively.
Acquired intangible assets

	As of September 30, 2007		As of June 30, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Station contracts	$358	$34	$338	$17
Estimated amortization expense

For the year ended June 30, 2008	$72
For the year ended June 30, 2009	72
For the year ended June 30, 2010	72
For the year ended June 30, 2011	72
For the year ended June 30, 2012	53

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
     Effective July 1, 2007 the Company adopted Financial Accounting Standards interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 utilizes a two step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution or related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realised upon ultimate settlement. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognised as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48 the Company did not recognise any increase or decrease in the liability for unrecognised tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in accumulated deficit. Additionally, FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognised as long term liabilities.
     The Company’s major tax jurisdictions are the United States, Canada and Australia. The Company’s United States and Canadian tax years since inception remain subject to examination by the appropriate governmental agencies in those jurisdictions due to its tax loss position. The Company’s Australian 2003 and subsequent tax years remain subject to examination by the appropriate governmental agencies.
j) Per share data
     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the fiscal year. For the periods ended September 30, 2007 and 2006, there were common equivalent shares outstanding due to outstanding stock options of 695,000 and 325,000, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares. As a result of the Company’s negative net income for the periods, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.
k) Fair value of financial instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short-term maturities. The carrying amounts of the Company’s long-term debt approximate fair value of these obligations based upon management’s best estimate of interest rates that would be available for similar debt obligations as of September 30, 2007 and June 30, 2007.
l) Foreign currency translation
     ATN’s functional currency is Australian dollars, CTN’s functional currency is Canadian dollars and UKTN’s functional currency is British pounds, while for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” Realized gains and losses resulting from currency translation adjustments are recognized in the accompanying statements of income as a component of other expense (income). Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income (loss). The carried forward balance of other comprehensive income as of September 30, 2007 and June 30, 2007 relates primarily to foreign currency translation adjustments.
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
o) Major Suppliers
     Approximately 21% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a two year agreement effective July 1, 2006 to provide radio traffic reporting services and a three year agreement dated July 1, 2005 to provide radio news reporting services. At September 30, 2007, the supplier comprised approximately 43% of the trade payables balance.
     Approximately 20% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia, which includes inventory received from this broadcaster under a three year agreement effective January 1, 2006 to provide radio traffic reporting services and a 26 month agreement effective December 2006 under which the Company receives radio news commercial inventory. At September 30, 2007, the supplier comprised approximately 18% of the trade payables balance.
     Over half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 72% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenue. Twenty four of the stations are governed by an agreement with regards to the Company’s delivery of radio traffic reports in seven Canadian markets for three year terms that commence on various dates between November 2005 and January 2006, depending on the market. However, either party had the right to terminate the agreement after 18 months by giving six month notice, effectively making the agreement a two year agreement if such notice had been given. This eighteen month period has expired for all seven markets.
p) Deferred offering costs
     Deferred offering costs as of June 30, 2007 primarily consisted of costs related to the Company’s follow-on offering of common stock which closed July 31, 2007 (see Note 11). As of the closing of the follow-on offering, the deferred offering costs were offset against the proceeds of the follow-on offering and the difference between the gross follow-on offering proceeds less expenses related to the follow-on offering (including the deferred offering costs) were credited to shareholders’ equity.
NOTE 4 — Related Party Transactions
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the three month periods ended September 30, 2007 and 2006, the Company paid these related entities $171 and $140 respectively. The majority of these payments pertain to salaries paid to these stockholders and their relatives for their services to the Company.
     In addition to the services described above, on November 9, 2005, CTN entered a mutual sales representation agreement with a stockholder under which both parties agree to market the other’s commercial spot inventory in their respective markets. For the three month periods ended September 30, 2007 and 2006, CTN recognized net revenues of $0 and $27, respectively.
     The Company has also entered into note payable agreements with certain stockholders (see Note 8).
NOTE 5 — Property and Equipment, Net
     Property and equipment, net is as follows as of September 30, 2007 and June 30, 2007:

	September 30,	June 30,
	2007	2007
	(Unaudited)
Helicopters and fixed wing aircraft	$7,454	$6,319
Recording, broadcasting and studio equipment	1,832	1,727
Furniture and equipment and other	1,135	955
Less: Accumulated depreciation and amortization	2,815	2,433

Property and equipment, net	$7,606	$6,568
Plant and equipment held as security under specific loans:	$1,923	$1,956

NOTE 6 — Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of September 30, 2007 and June 30, 2007:

	September 30,	June 30,
	2007	2007
	(Unaudited)
Trade payables	$4,216	$3,793
Accrued payroll expenses	1,607	1,302
Accrued expenses and other liabilities	1,124	937

Total	$6,947	$6,032

NOTE 7 — Long Term Debt
     Long-term debt consists of the following as of:

	September 30,	June 30,
	2007	2007
	(Unaudited)
Term loan with bank, bearing variable interest rate of ANZ Mortgage Index rate plus .33% (9.0% at September 30, 2007), monthly principal payments of $15 secured by all Company assets, matures on June 30, 2008	$148	184
Financial leases with financing company, bearing fixed interest of 7.67% and 6.99%, monthly principal and interest payments of $2 and $2, secured by automobiles, matures August 25, 2010 and April 16, 2008	74	82
Note payable to bank, bearing fixed interest of 8.43%, monthly principal and interest payments of $14, secured by a helicopter, matures November 6, 2008	168	197
Notes payable to bank bearing fixed interest of 6.97%, Monthly principal and interest payments of $31, secured by 2 helicopters, matures September 6, 2010	994	1,022
Financial lease with financing company, secured by computer equipment, matures December 30, 2009	4	5

	1,388	1,490
Less current portion	656	668

Long term debt less current portion	732	822

Interest on the overdraft facility is variable at the ANZ Mortgage Index rate plus .83% (9.50% at September 30, 2007) and is secured by all ATN’s assets. The overdraft facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. The balance of the bank overdraft was $0 on September 30, 2007 and, based on the rates of exchange on that date, $1,776 was available to the Company. The next review date for the over draft line of credit is May 12, 2008.
     The aggregate maturities of long term debt as of September 30, 2007 and June 30, 2007, are as follows (excluding market value adjustments, if any):

	September 30,	June 30,
	2007	2007
	(Unaudited)
Year 1	$656	$668
Year 2	378	394
Year 3	354	367
Year 4	—	61
Year 5	—	—
NOTE 8 — Shareholder Notes Payable
     On November 9, 2005, CTN entered into a $2 million note purchase agreement with a stockholder. The note bore interest at 10% and was payable quarterly. The note was due on March 29, 2007 (the first anniversary of the closing date of the IPO). The note was secured by substantially all the assets of CTN (subject to certain conditions) and was guaranteed by the Company, GTC and ATN.
     For the three month periods ended September 30, 2007 and 2006 the Company incurred interest expense of $0 and $38, respectively, under the CTN shareholder note payable.
     On September 7, 2006 the Company repaid the CTN shareholder note payable in full.
NOTE 9 — Income Taxes
     Income tax expense consists of the following:

		Three
		months
		ended
		September			Year
		30,			ended
		2007			June 30,
		(Unaudited)			2007
	Domestic	Foreign	Total	Domestic	Foreign	Total

Net (loss) income before taxes	$(144)	$55	$(89)	$(352)	$(435)	$(787)
Income tax provision	$47	$744	$791	$115	$1,321	$1,436
Current deferred tax asset (liability), net	(40)	(83)	(123)	(3)	(32)	(35)
Non-current deferred tax asset (liability), net	(59)	(40)	(99)	(122)	(126)	(248)
Tax carried forward losses	—	(674)	(674)	—	(1,559)	(1,559)
Valuation allowance	63	726	789	10	1,626	1,636
Income tax expense	$11	$673	$684	$—	$1,230	$1,230

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheets and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Period ended	Year ended
	September 30,	June 30,
	2007	2007
	(Unaudited)
Deferred tax assets:
Depreciation	$190	$131
Deferred rent	51	49
Capital losses	5	4
Foreign tax credit	132	132
Stock option expense	205	146
Accrued expenses and other	303	228
Tax carried forward losses	3,236	2,598

Total deferred tax assets	4,122	3,288
Deferred tax liabilities
Prepaid expenses	34	60

Total deferred tax liabilities	34	60

Net deferred tax assets before valuation allowance	4,088	3,228
Valuation allowance	(3,705)	(2,916)

Net deferred tax assets	$383	$312

	Three months
	ended	Year ended
	September 30,	June 30,
	2007	2007
	(Unaudited)
Income tax expense consists of the following:
Domestic	$11	$—
Foreign	673	1,230
Income tax expense	$684	$1,230

The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is:

	Three
	months
	ended	Year ended
	September 30,	June 30,
	2007	2007
	(Unaudited)
Federal statutory rate	35.0%	35.0%
State taxes net of federal benefit	3.0	0.5
Differences between U.S. and foreign tax rates	(8.0)	(5.5)
Permanent differences between book and tax income	(47.6)	21.6
Impact of valuation allowance	132.6	(207.9)

Effective tax rate	115.0%	(156.3)%
     Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset for Global Traffic Network, Inc. (unconsolidated) (“GTN”), CTN and UKTN at September 30, 2007 and June 30, 2007. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company has recorded a valuation allowance for the deferred tax assets of ATN at September 30, 2007 and June 30, 2007 of $5 and $4, respectively.
     There was no income tax benefit recorded for the three months ended September 30, 2007 and 2006 since the Company recorded a valuation allowance against all of the Company’s tax carried forward losses incurred during the periods. The Company had tax carried forward losses of $3,236 and $2,598 as of September 30, 2007 and June 30, 2007, respectively. The tax carried forward losses consisted of:

	As of	As of
	September 30,	June 30,
	2007	2007
Domestic	$139	$175
Foreign	3,097	2,423

Total	$3,236	$2,598

     The domestic tax carried forward losses have a life of twenty years and begin to expire in 2024 and the foreign tax carry forward losses have a life ranging from twenty years to indefinitely and begin to expire in 2025.
     Undistributed earnings of the Company’s foreign subsidiaries were approximately $4,400 and $2,800 as of September 30, 2007 and June 30, 2007. These earnings are considered to be indefinitely reinvested so no provision for United States federal or state taxes has been made. Upon repatriation of these earnings, via dividends or otherwise, the Company would be subject to United States federal and state income taxes (subject to an adjustment for foreign tax credits). The Company may also be subject to withholding taxes on any distribution in the foreign countries. The Company had unutilized foreign tax credits of $132 as of September 30, 2007 and June 30, 2007, which were 100% subject to the valuation allowance due to the Company’s foreign source income being indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability is not practicable.

NOTE 10 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of September 30, 2007 and June 30, 2007:

	September 30,	June 30,
	2007	2007
	(Unaudited)
Year 1	$476	$396
Year 2	467	382
Year 3	455	393
Year 4	361	343
Year 5	334	309
Thereafter	539	594
     Total rent expense charged to operating expenses in the accompanying statements of income for the three months ended September 30, 2007 and 2006 was $187 and $121, respectively.
     With respect to ATN’s leased office premises in Sydney, should ATN vacate the premises prior to the expiration of the lease term, ATN will be required to make the following payments to the lessor:

Vacation of premises prior to:
September 8, 2008	$79
September 8, 2009	$49
September 8, 2010	$20
     In September 2007 the Company made a $35 deposit to order a helicopter. The purchase price will be approximately $700 to $800 and can be cancelled by forfeiting the deposit.
NOTE 11 — Capital Stock
     On March 29, 2006, the Company consummated its IPO, in which it sold 3,800,000 shares of its common stock at a price to the public of $5.00 per share. Prior to the IPO, ATN was a separate entity which was controlled by the same shareholder base that controlled the Company. Pursuant to a Securities Exchange Agreement dated December 13, 2005, immediately prior to the effective time of the IPO, the Company exchanged 4,000,000 shares of its common stock and issued an aggregate of $1.4 million in promissory notes to ATN shareholders for all of the outstanding ordinary shares of ATN (the “Share Exchange”), at which time ATN became a wholly-owned subsidiary of the Company. The promissory notes (the “Share Exchange Notes”), which were intended to cover the estimated tax consequences to such shareholders of the Share Exchange, were paid in their entirety on the closing date of the IPO out of the net proceeds from the IPO. The issuance of the Share Exchange Notes reduced the additional paid in capital of the Company from the IPO. The net proceeds to the Company of the IPO were approximately $16,494. Due to the identical voting control of the Company and ATN prior to the Share Exchange, the transaction was treated as a combination and the equity section of the balance sheet reflects the combination of ATN and the Company’s equity.
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
     On July 26, 2007, the Company entered into an underwriting agreement in connection with a follow-on offering of its common stock pursuant to which the Company agreed to sell 4,500,000 common shares to the several underwriters for the offering at a price to the public of $6.25 per share, less an underwriters’ discount of 6.5%. The Company also granted the underwriters a thirty day option to purchase an additional 675,000 common shares to cover over-allotments. The underwriters exercised their over-allotment option in full on the closing date of the offering and the Company completed its sale of all 5,175,000 common shares on July 31, 2007. The net proceeds to the Company of the follow-on offering after underwriting commissions and offering expenses were approximately $29,718.
NOTE 12 — Stock based compensation
     On September 30, 2005, the Company’s board of directors adopted the Global Traffic Network, Inc. 2005 Stock Incentive Plan (the “Plan”). Under the Plan, there are an aggregate of 1,200,000 shares of common stock available for issuance, of which 695,000 were outstanding under previously issued incentive grants as of September 30, 2007 and June 30, 2007. Options granted under the Plan vest one third per year over three years and expire ten years from the date of the grant.

     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three months	Year
	ended	ended
	September 30,	June 30,
	2007	2007
Risk-free interest rate	—	4.53-4.71%
Volatility factor	—	60.35-65.89%
Weighted volatility	—	62.71%
Dividend yield	—	—
Option price	—	$7.05-4.05
Weighted average expected life of options	—	6 years
Weighted average grant date fair value per share	—	$3.08
     The Company’s outstanding stock options as of September 30, 2007 were as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2007	695,000	$5.11	9.26 years	$1,867	$1,248
Grants	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeitures/expirations	—	—	—	—	—
Balance, September 30, 2007	695,000	$5.11	9.02 years	$1,867	$1,665
Exercisable, September 30, 2007	100,002	$5.24	8.55 years	$217	$226
     No options were issued during the three month period ended September 30, 2007. Based on the following assumptions, the fair value with regards to all options issued and outstanding as of September 30, 2007 is $1,867. As of September 30, 2007 there was $1,300 of total unrecognized compensation expense related to non-vested share-based compensation under the plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.6 years. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the lack of history with regards to forfeitures. Prior to the year ended June 30, 2007, the only previous forfeiture was due to an outside director becoming an employee of the Company and the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the three months ended September 30, 2007 and 2006 is $156 and $58, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of September 30, 2007 and June 30, 2007.
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
     Due to the net loss for the three month period ended September 30, 2007 and 2006, the impact of the stock options on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
     In October 2007, the Company granted an additional 40,000 options to employees under the Plan.

NOTE 13 — Warrant
     Pursuant to the underwriting agreement entered into in connection with the IPO, the Company issued a warrant to the underwriter to purchase 380,000 shares of its common stock at a purchase price equal to $6.00 per share, which represents 120% of the $5.00 price to public in the IPO. The underwriter may exercise the warrant at any time commencing on March 24, 2007 and ending on March 23, 2011 (the fifth anniversary of the date of the final prospectus used in the IPO). Due to the net loss for the three month period ended September 30, 2007 and 2006, the impact of the warrant on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
NOTE 14 — Segment Reporting
     The Company operates in two geographic areas, Australia and Canada, through its wholly owned subsidiaries ATN and GTC, which operates through its wholly owned subsidiary CTN. Select income statement information and capital expenditures for the three months ended September 30, 2007 and 2006 and select balance sheet information as of September 30, 2007 is provided below. The All Other category consists primarily of UKTN and corporate overhead and assets of GTN.
Three months ended and as of September 30, 2007 (unaudited)

	Australia	Canada	All Other	Total
Revenues	9,912	1,069	—	10,981
Interest expense	25	—	—	25
Depreciation/amortization	187	144	—	331
Income tax expense	673	—	11	684
Segment profit (loss)	1,541	(1,205)	(425)	(89)
Segment assets	17,880	6,484	31,947	56,311
Property and equipment, net	3,565	4,041	—	7,606
Deferred tax assets, net	383	—	—	383
Expenditure for segment assets	19	881	—	900
Three months ended and as of September 30, 2006 (unaudited)

	Australia	Canada	All Other	Total
Revenues	5,514	594	—	6,108
Interest expense	40	38	—	78
Depreciation/amortization	150	35	—	185
Income tax expense	56	—	—	56
Segment profit (loss)	123	(1,048)	110	(815)
Segment assets	8,110	1,883	11,143	21,136
Property and equipment, net	3,226	889	—	4,115
Deferred tax assets, net	244	—	—	244
Expenditure for segment assets	96	16	—	112
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

	Traffic	News	Television	Total
Revenues
Three months ended September 30, 2007	$8,294	$1,580	$1,107	$10,981
Three months ended September 30, 2006	$4,929	$763	$416	$6,108
NOTE 15 — Subsequent Events
     In October 2007, UKTN began providing traffic reporting services to a suburban London radio station and contracted to provide service to a related station in the same area at a future date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission.
Executive Overview
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
     Prior to our March 2006 initial public offering, Australia Traffic Network was a separate entity controlled by the same shareholder base that controlled us. On March 23, 2006, the effective date of the initial public offering, and pursuant to a Securities Exchange Agreement (the “Securities Exchange Agreement”) dated December 13, 2005 among us, Australia Traffic Network and the holders of all of the outstanding ordinary shares of Australia Traffic Network, we exchanged 4,000,000 shares of our common stock and issued an aggregate of $1.4 million in promissory notes to the shareholders of Australia Traffic Network for all of the outstanding ordinary shares of Australia Traffic Network. We refer to this transaction throughout this report as the “Share Exchange.” As a result of the Share Exchange, Australia Traffic Network became our wholly-owned subsidiary. The promissory notes issued in the Share Exchange (the “Share Exchange Notes”), which were intended to cover the estimated tax consequences to the Australia Traffic Network shareholders of the Share Exchange, were paid in their entirety on March 29, 2006, the closing date of our initial public offering, out of the net proceeds from the initial public offering.
     References in this report to time periods prior to the May 16, 2005 establishment of Global Traffic Network, Inc. pertain solely to operations of Australia Traffic Network.  We are a holding company and conduct no operations. Unless we indicate otherwise, the discussions below regarding our financial condition and results of operations presents information on a consolidated basis which assumes that the Share Exchange had been completed prior to the periods discussed such that Australia Traffic Network and Global Traffic Canada, Inc. were each wholly-owned subsidiaries of ours throughout such periods. Balance sheet information for periods prior to the Share Exchange does not reflect the issuance of the Share Exchange Notes. In each case, all inter-company transactions and balances have been eliminated.
     Overview of Our Business
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio and television stations in Australia and Canada. We also provide news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. In addition, we have been exploring opportunities for expansion into several European markets and have recently commenced limited operations in the United Kingdom.
     We derive substantially all of our revenues from the sale to advertisers of commercial advertising inventory associated with these information reports. We obtain this advertising inventory from radio and television stations in exchange for information reports and/or, for certain broadcasters, cash compensation. Our commercial advertising inventory is primarily comprised of ten second advertising spots embedded in information reports that are broadcast on radio or television and is generally sold as advertising packages on a local, regional or national network basis. We market our advertising packages on a percentage-based rotation. Each advertiser receives its pro rata share of our aggregate advertising inventory, which airs primarily during prime morning and afternoon drive periods. Because we consolidate our commercial advertising inventory on a network basis, we are able to offer advertisers a cost-effective, broad-based advertising vehicle that reaches mass audiences.
     The radio stations that contract to receive our traffic and news reports become members of our Radio Network. Likewise, the television stations that contract to receive our TV reports become members of our TV Network. Collectively, we refer to the members of these networks as our network affiliates. In Australia, our operations are conducted by Australia Traffic Network and our network affiliates are currently comprised of 72 radio stations and 14 television stations. In Canada, our Canadian operations are conducted by Canadian Traffic Network and our network affiliates are currently comprised of 68 radio stations and five television stations. In the United Kingdom, we currently provide traffic reporting services to one suburban London radio station and have contracted to provide these services to a related station in the same area at a future date. Our United Kingdom operations are conducted by UK Traffic Network. Although we are a Delaware corporation with principal executive offices located in New York, New York, we do not provide, nor do we intend to provide traffic or news reports to radio or television stations in the United States.

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
     We offer all three categories of information reports to our network affiliates in Australia, but prior to our acquisition of substantially all the assets of Wise Broadcasting Network Inc., we only provided radio traffic reports and TV reports to our network affiliates in Canada. Effective April 2, 2007, Canadian Traffic Network acquired substantially all the assets of Wise Broadcasting Network Inc. after which we commenced providing news, weather, sports and business information reports to certain of our Canadian network affiliate radio stations on a limited basis. As part of this acquisition, we also started providing content and selling advertising for various digital signage outlets, but we do not expect this to be a material part of our future business. Separately, we have signed an agreement pursuant to which we currently provide TV reports to five television stations in five of our Canadian markets. We intend to begin providing radio news reports and TV reports to our network affiliates in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves. In the United Kingdom, we currently only provide radio traffic reports.
     We currently obtain our Australian radio news advertising inventory from our news network affiliates in exchange for reimbursing them for the costs associated with their news departments, and/or paying cash compensation. A significant portion of this inventory is obtained from Austereo Pty Limited (“Austereo”) pursuant to a News Report Broadcast Agreement. This News Report Broadcast Agreement allows us to utilize the news information produced by Austereo in order to provide news reporting services to other, non-Austereo affiliated radio stations in Australia. Although we intend to utilize this information to provide news reporting services to other Australian radio stations, we do not currently do so. References to the provision of news reports in Australia throughout this report refers to the News Report Broadcast Agreement and our purchase from radio stations of news advertising inventory embedded in news reports that we then make available to our advertisers.
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
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $9.9 million, or 90%, of our revenues for three months ended September 30, 2007. Of such amount, approximately $7.4 million, or 67%, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to expand the provision of radio news reports and TV reports in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in seven Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton and Winnipeg. As commercial advertising inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory attributable to radio news reports and TV reports in Australia and our provision of radio traffic and information reports and TV reports in Canada.

Our Expenses
     Our expenses are primarily comprised of three categories: operating expenses, selling expenses and general and administrative expenses. Operating expenses consists of station compensation and all expenses related to the gathering, producing, and broadcasting of our information reports, including aviation costs and expenses, salaries and benefits for our on-air personalities who deliver the information reports. Station compensation consists of the reimbursement of expenses incurred by stations which we would otherwise incur in providing services to the station, as well as any additional cash consideration paid to a network affiliate in exchange for commercial advertising inventory. We may incur increased expenses in the form of station compensation in connection with adding certain broadcasters to our base of network affiliates. As mentioned above, our experience indicates that in such instances there is generally a delay between acquiring commercial advertising inventory from new network affiliates and the realization of increased revenue from the sale of such inventory. Aviation costs relate to the costs of our airborne surveillance, an integral part of our information gathering, and consist both of payments to outside vendors to lease aircraft, as well as the operating costs (including fuel, maintenance, and insurance costs) associated with the operation of our fleet of owned aircraft. Our fleet of leased and owned aircraft currently consists of:

	Australia		Canada
	Leased	Owned	Leased	Owned
Fixed Wing Aircraft	2	1	2	0
Helicopters	0	4	2	5
     As our Canadian operations expand, we intend to purchase two additional helicopters to replace our two leased helicopters in Canada. Until we are able to purchase the number of helicopters necessary to support our operations, we intend to continue to lease such helicopters. In connection with the traffic reporting services we have commenced in the United Kingdom, we intend to indirectly lease a fixed wing aircraft.
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
Basis of Presentation
     We have derived substantially all of our revenue to date from our Australian and Canadian operations. However, the financial information contained in this Form 10Q, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended September 30, 2007 and 2006, and applicable to our balance sheet data as of September 30, 2007 and June 30, 2007 are set forth below:
Australia

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended September 30, 2007	0.8483	September 30, 2007	0.8879
Three month period ended September 30, 2006	0.7541	June 30, 2007	0.8493
Canada

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended September 30, 2007	0.9566	September 30, 2007	1.0078
Three month period ended September 30, 2006	0.8922	June 30, 2007	0.9386
 United Kingdom

Income Statement Period	Exchange Rate	Balance Sheet Date	Exchange Rate
Three month period ended September 30, 2007	2.0217	September 30, 2007	2.0473
Three month period ended September 30, 2006	N/A	June 30, 2007	2.0088

     As reflected above, the U.S. dollar has weakened significantly compared to the Australian dollar and the Canadian dollar since the three month period ended September 30, 2006. This weakening of the U.S. dollar causes both the Australian and Canadian revenue and expenses to be higher than they otherwise would be if the exchange rates were consistent for both periods. We estimate the impact from the currency changes on our operating results for the three month period ended September 30, 2007 compared to three month period ended September 30, 2006 has been to increase income statement amounts as follows:

September 30, 2007 (amount in thousands)
Australia
Net revenue	$1,101
Operating expense	583
Sales, general & administrative expense	254
Canada
Net revenue	72
Operating expense	105
Sales, general & administrative expense	39
Canada & Australia combined
Net revenue	1,173
Operating expense	688
Sales, general & administrative expense	293
     When discussing changes in income statement accounts from the three month period ended September 30, 2006, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
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
Results of Operations
Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006
     Revenues. Revenues increased from approximately $6.1 million for the three months ended September 30, 2006 to approximately $11.0 million for the three months ended September 30, 2007, an increase of approximately 80.3%. The increase in revenues was primarily driven by $4.4 million increase in revenues from our Australian operations. Additionally, revenues from the sale of inventory related to our Canadian operations increased to $1.1 million from $0.6 in the previous year quarter. Our Australian revenues increase consisted of approximately $3.85 million from our Radio Network and $0.55 million from our TV Network in Australia. Of the increase in revenues from our Radio Network, approximately $3.0 million was attributable to our traffic reporting services and approximately $0.8 million was attributable to our news reporting services.
     Operating expenses. Operating expenses increased from approximately $4.7 million for the three months ended September 30, 2006 to approximately $7.0 million for the three months ended September 30, 2007, an increase of approximately 48.9%. Approximately $1.7 million of the increase pertained to our Australian operations. Of that amount approximately $1.0 million pertained to our traffic operations, approximately $0.5 million pertained to our news operations and approximately $0.1 million pertained to our television operations. The increase in expenses related to our traffic operations primarily resulted from an increase of approximately $0.2 million in employee costs and an increase of approximately $0.85 million in station compensation. The majority of the increase from news operations pertained to contractual increases in station compensation to existing network affiliates and additional news affiliates added subsequent to September 30, 2006. We had 11 news network affiliates during the quarter ended September 30, 2006 and 22 news network affiliates during the quarter ended September 30, 2007. The increase in television operating expenses related primarily to station compensation. Approximately $0.5 million of the increase pertains to our operations in Canada. The increases in Canada include $0.2 million in employee costs and $0.2 million in station compensation. Aviation costs dropped in Canada for the three month period ended September 30, 2007 when compared to the three month period ended September 30, 2006 due to Canadian Traffic Network increasing its fleet of owned helicopters, and reducing its reliance on out-sourced helicopter and fixed wing vendors. Operating costs increased $0.2 million due to expenses incurred by UK Traffic Network, which had not been formed during the quarter ended September 30, 2006. UK Traffic Network provided no traffic reporting services to radio or television stations during the three months ended September 30, 2007. UK Traffic Network began providing traffic reporting stations to one radio station in October 2007; should UK Traffic Network commence providing services to additional radio stations, the related operating expenses will increase significantly.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $2.1 million for the three months ended September 30, 2006 to approximately $3.4 million for the three months ended September 30, 2007, an increase of approximately 61.9%. Approximately $0.3 million of the increase pertains to corporate overhead, including an increase of approximately $0.1 million related to the granting of stock options. Expense from the granting of employee and director stock options was approximately $0.16 million for the three months ended September 30, 2007 and $58,000 for the three months ended September 30, 2006. In addition, selling, general and administrative expenses increased approximately $0.2 million in Canada. The increase in Canadian Traffic Network’s expense was primarily due to approximately $0.1 million increase in sales compensation due to increased staffing and commissions on the increased billing and approximately $0.1 million accrued for bad debt. Selling, general and administrative expenses increased approximately $0.7 million in Australia due to approximately $0.6 million in higher sales personnel costs primarily associated with increased sales during the period and approximately $0.1 million in increased administrative personnel costs. Sales expense as a percentage of revenue in Australia decreased from approximately 14.1% for the three months ended September 30, 2006 to approximately 13.7% for the three months ended September 30, 2007.
      Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.2 million for the three months ended September 30, 2006 to approximately $0.3 million for the three months ended September 30, 2007. The increase is mainly due to our acquisition of five helicopters in Canada, the majority of which were acquired after September 30, 2006. We have taken delivery of one additional helicopter during July 2007, expect to take delivery of one additional helicopter currently on order and to purchase an additional helicopter for use in our Canadian operations. Consequently, we anticipate that depreciation and amortization will continue increase accordingly in future quarters.
      Interest expense. Interest expense decreased from approximately $78,000 for the three months ended September 30, 2006 to approximately $25,000 for the three months ended September 30, 2007. The decrease was primarily due to lower amounts of debt outstanding following repayment of the $2.0 million shareholder note by Canadian Traffic Network on September 7, 2006.
      Other (income). Other (income) increased from approximately $(0.2) million for the three months ended September 30, 2006 to approximately $(0.4) million for the three months ended September 30, 2007. The increase was primarily due to interest income on the proceeds of our follow-on offering, which closed July 31, 2007.
      Income tax expense. Income tax expense increased from approximately $0.1 million for the three months ended September 30, 2006 to approximately $0.7 million of expense for the three months ended September 30, 2007. The increase was primarily due to the increased net profit in Australia for the three months ended September 30, 2007 compared to the three month period ended September 30, 2006. The effective tax rate in Australia was 30.4% for the three months ended September 30, 2007 and 31.3% for the three months ended September 30, 2006, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States, Canada or United Kingdom as a valuation allowance has been created for 100% of the tax loss carry forwards.
      Net loss. Net loss decreased from a $0.8 million net loss for the three months ended September 30, 2006 to a net loss of approximately $0.1 million for the three months ended September 30, 2007. The net loss primarily pertained to losses from Canadian Traffic Network of approximately $(1.2) million, Global Traffic Network, Inc. (unconsolidated) of approximately $(0.1) million and UK Traffic Network of approximately $(0.3) million. Net income for Australia Traffic Network increased from approximately $0.1 million for the three month period ended September 30, 2006 to approximately $1.5 million for the three month period ended September 30, 2007.
      Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended September 30, 2007 and 2006 were 0.8483 and 0.7541, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2007	2006	(Decrease)
	(In thousands)	(In thousands)
Revenue	$11,684	$7,312	59.8%
Operating expenses	6,194	4,756	30.2%
Selling, general and administrative expenses	2,699	2,074	30.1%
Depreciation and amortization expense	221	199	11.1%
Interest expense	30	53	(43.4)%
Other (income)	(69)	(8)	762.5%
Income tax expense	793	75	957.3%
Net income	1,816	163	1,014.1%

     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended September 30, 2007 and 2006 were 0.9566 and 0.8922, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2007	2006	(Decrease)
	(In thousands)	(In thousands)
Revenue	$1,118	$666	67.9%
Operating expenses	1,628	1,270	28.2%
Selling, general and administrative expenses	611	488	25.2%
Depreciation and amortization expense	150	40	275.0%
Interest expense	—	43	(100.0)%
Other (income) expense	(12)	1	(1,300.0)%
Income tax expense	—	—	N/A
Net loss	(1,259)	(1,176)	7.1%
     Changes in key operating statistics for our United Kingdom operations are not presented because our United Kingdom operations had not yet commenced during the three month period ended September 30, 2006.
Liquidity and Capital Resources
     At September 30, 2007 the Company’s primary source of liquidity was cash and cash equivalents of approximately $38.2 million. At September 30, 2007, the Company also had approximately $1.8 million available under its overdraft credit line. The overdraft credit line is denominated in Australia dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
      Operating activities. Cash provided by operating activities was approximately $1.9 million for the three months ended September 30, 2007, due mainly to both positive net cash provided, after reconciling the net loss for the period to adjust for non-cash expenses, and by positive changes in working capital. The major components of working capital was an increase in accounts payable and accrued expenses and an increase in income taxes payable, which relates to the accrual of income taxes not yet due.
      Investing activities. Cash used in investing activities was approximately $0.9 million for the three month period ended September 30, 2007. The cash used for investing activities was for capital expenditures, primarily a helicopter for Toronto which replaced a helicopter that was destroyed in February 2007.
      Financing activities. Cash provided by financing activities was approximately $29.6 million for the three months ended September 30, 2007. On July 31, 2007 we consummated a follow-on public offering in which we sold 5,175,000 shares of our common stock at a price to the public of $6.25 per share. The net cash received in the quarter from the follow-on offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $29.7 million.
     The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by the Company. However, our capital requirements depend on many factors, including, without limitation, the nature and pace of our contemplated expansion in the United Kingdom and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
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
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percent decrease in the interest rates we earn on these balances would reduce interest income approximately $0.4 million on annual basis based on the balances at September 30, 2007. We have no derivative financial instruments in our cash and cash equivalents. Our total outstanding long-term debt as September 30, 2007 was approximately $1.4 million. Of the outstanding long-term debt, only approximately $0.15 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. In addition, we had no money outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk. Assuming our level of borrowings (including the bank overdraft line of credit) as of September 30, 2007, a one percentage point increase in interest rates under these borrowings would have increased our interest expense approximately $1,500 annually.
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
Accounts receivable
     The Company’s receivables do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue. However, one advertising agency that represents a number of our advertising clients constituted approximately 14% of our revenues for the three months ended September 30, 2007 and approximately 13% of our net accounts receivable as of September 30, 2007.

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
     As of June 30, 2007, the Company had remaining proceeds from the IPO of approximately $7.2 million. During the quarter ended September 30, 2007, the Company did not use any of the proceeds from the IPO. As of September 30, 2007, the Company had remaining proceeds from the IPO of approximately $7.2 million.
Item 5 Other Information.
      Results of Operations and Financial Condition.
     The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On November 13, 2007, Global Traffic Network, Inc. issued a press release reporting the financial results for its first quarter ended September 30, 2007. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated November 13, 2006.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.

By:	/s/ William L. Yde III

Name:	William L. Yde III
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Scott E. Cody

Name:	Scott E. Cody
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Dated: November 13, 2007

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated November 13, 2007.