Form 10-Q
period 2007-12-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2008-02-12
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-51838
Global Traffic Network, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-1117834 (I.R.S. Employer Identification No.)

880 Third Avenue, 6th Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)
(212) 896-1255
(Issuer’s telephone number, including area code)
800 Second Avenue, 5th Floor
New York, NY 10017
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 9, 2007, the registrant had 18,045,000 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$38,155	$7,278
Accounts receivable net of allowance for doubtful accounts of $259 and $93 at December 31 and June 30, 2007	10,023	8,482
Prepaids and other current assets	449	462
Deferred tax assets	215	173

Total current assets	48,842	16,395

Property and equipment, net	7,334	6,568
Intangibles	337	354
Deferred offering costs	—	258
Deferred tax assets	123	139
Other assets	163	126

Total assets	$56,799	$23,840

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$6,888	$6,032
Deferred revenue	275	25
Income taxes payable	1,645	1,121
Current portion of long term debt	572	668

Total current liabilities	9,380	7,846
Long term debt, less current portion	621	822
Other liabilities	373	339

Total liabilities	10,374	9,007
Common stock, $.001 par value; 100,000,000 shares authorized; 18,045,000 shares issued and outstanding as of December 31, 2007 and 12,870,000 shares issued and outstanding as of June 30, 2007	18	13
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of December 31 and June 30, 2007	—	—
Additional paid in capital	48,554	18,527
Accumulated other comprehensive income	1,738	1,198
Accumulated deficit	(3,885)	(4,905)

Total shareholders’ equity	46,425	14,833

Total liabilities and shareholders’ equity	$56,799	$23,840

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$13,160	$8,222	$24,141	$14,330

Operating expenses (exclusive of depreciation and amortization shown separately below)	7,439	5,070	14,453	9,790
Selling, general and administrative expenses	3,647	2,485	7,031	4,543
Depreciation and amortization expense	365	242	696	427

Net operating income (loss)	1,709	425	1,961	(430)
Interest expense	25	32	50	110
Other (income) (including interest income of $441 and $123 for the three months ended December 31, 2007 and 2006 and interest income of $798 and $297 for the six months ended December 31, 2007 and 2006)	(444)	(131)	(812)	(305)

Net income (loss) before income taxes	2,128	524	2,723	(235)
Income tax expense	1,019	480	1,703	536

Net income (loss)	$1,109	$44	$1,020	$(771)

Income (loss) per common share:
Basic	$0.06	$0.00	$0.06	$(0.06)
Diluted	$0.06	$0.00	$0.06	$(0.06)
Weighted average common shares outstanding:
Basic	18,045,000	12,870,000	17,201,250	12,870,000
Diluted	18,101,675	12,870,406	17,279,440	12,870,000
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months
	Ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,020	$(771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	696	427
Allowance for doubtful accounts	166	28
Non-cash compensation expense	321	127
Changes in assets and liabilities:
Accounts receivable	(1,432)	(1,927)
Deferred taxes, net	(17)	(43)
Prepaid and other current assets and other assets	(4)	40
Accounts payable and accrued expenses and other liabilities	937	1,486
Deferred revenue	247	62
Income taxes payable	486	409

Net cash provided by (used in) operating activities	2,420	(162)

Cash flows from investing activities:
Purchase of property and equipment	(1,172)	(1,656)

Net cash used in investing activities	(1,172)	(1,656)

Cash flows from financing activities:
Repayment of long term debt	(340)	(276)
Net repayments of bank overdraft line of credit	—	(629)
Repayment of shareholder notes payable	—	(2,000)
Proceeds from follow-on offering of stock, net	29,711	—

Net cash provided by (used in) financing activities	29,371	(2,905)

Effect of exchange rate changes on cash and cash equivalents	258	(45)

Net increase (decrease) in cash and cash equivalents	30,877	(4,768)
Cash and cash equivalents at beginning of fiscal period	7,278	14,649

Cash and cash equivalents at end of fiscal period	$38,155	$9,881

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$50	$110

Income taxes	$1,241	$171

Non-cash financing and investing activities:
Property acquired other than for cash	—	$75

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
Information as of December 31, 2007 and 2006 and for the three and six months ended December 31,
2007 and 2006 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (the “Company”) is a Delaware corporation that was formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of the Company’s formation, ATN was a separate entity controlled by the same shareholders that controlled the Company. On December 13, 2005, the Company entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which the Company exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of the Company’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of the Company.
     The Company provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada, provides news information reports to radio stations in Canada and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives substantially all of its revenues from the sale of commercial advertising embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation. The Company has also commenced limited operations in the United Kingdom.
NOTE 2 — Basis of Presentation
     The accompanying consolidated balance sheet as of December 31, 2007, the consolidated statements of income for the three and six month periods ended December 31, 2007 and 2006, and the consolidated statements of cash flows for the six month periods ended December 31, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended June 30, 2007. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.
     The consolidated financial statements consist of the Company and its three wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, and Global Traffic Network (UK) Limited (“UKTN”). As of July 5, 2005, the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. On October 19, 2006, the Company formed a wholly-owned subsidiary, UKTN, to operate the Company’s business in the United Kingdom. As of October 19, 2006, the consolidated financial statements consist of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at December 31, 2007 and June 30, 2007.
NOTE 3 — Earnings per Share
     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended December 31, 2007 and 2006, there were common equivalent shares outstanding due to outstanding stock options of 735,000 and 460,000, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares. As a result of the Company’s net loss for the period ended December 31, 2006, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share. For the three and six month periods ended December 31, 2007, 90,000 stock options, with exercise prices between $7.05 — $6.68 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive.

	Three Months Ended	Six Months Ended
	December 31, 2007	December 31, 2007
Basic Shares Outstanding	18,045,000	17,201,250
Stock Options & Warrants	56,675	78,190
Diluted Shares Outstanding	18,101,675	17,279,440

NOTE 4 — Recent Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company does not expect the provisions of SFAS 141(R) to have a material impact on its consolidated financial position or results of operations.
NOTE 5 — Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured, and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance.
NOTE 6 — Major Suppliers
     Approximately 20% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a two year agreement effective July 1, 2006 to provide radio traffic reporting services and a three year agreement dated July 1, 2005 to provide radio news reporting services. At December 31, 2007, the supplier comprised approximately 40% of the Company’s trade payables balance.
     Approximately 21% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia, which includes inventory received from this broadcaster under a three year agreement effective January 1, 2006 to provide radio traffic reporting services and a 26 month agreement effective December 2006 under which the Company receives radio news commercial inventory. At December 31, 2007, the supplier comprised approximately 9% of the Company’s trade payables balance.
     Over half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 72% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenue. Twenty four of the stations are governed by an agreement with regards to the Company’s delivery of radio traffic reports in seven Canadian markets for three year terms that commenced on various dates between November 2005 and January 2006, depending on the market. However, either party had the right to terminate the agreement after 18 months by giving six months notice, effectively making the agreement a two year agreement if such notice had been given. This eighteen month period has expired for all seven markets.
NOTE 7 — Comprehensive Income
     Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Six months	Six months
	ended	ended
	December 31,	December 31,
	2007	2006

Net income (loss)	$1,020	$(771)
Foreign currency translation adjustment	540	69
Comprehensive net income (loss)	$1,560	$(702)

NOTE 8 — Income Taxes
     Tax expense for the six months ended December 31, 2007 and 2006 was $1,703 and $536, respectively. The Company’s provision for income taxes was $1,756 and $736 for the six months ended December 31, 2007 and 2006, respectively. The effective tax rate for the six months ended December 31, 2007 and 2006 was 62.5% and (228.1)%, respectively. The rates are higher than the United States federal statutory rate of approximately 35% primarily due to valuation allowances of $1,131 and $566 established for the periods ended December 31, 2007 and 2006. The valuation allowance relates primarily to losses pertaining to CTN and UKTN. The Company has not recorded any tax benefit for the periods ended December 31, 2007 and 2006 since the Company recorded a valuation allowance against all of the Company’s net deferred tax assets, for Global Traffic Network, Inc. (unconsolidated) (“GTN”), CTN and UKTN at December 31, 2007 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company had tax carried forward losses (prior to the valuation allowance) of $3,445 and $2,598 as of December 31, 2007 and June 30, 2007, respectively. The substantial majority of these tax carried forward losses are related to the Company’s to foreign operations.

	December 31,	June 30,
	2007	2007

Tax carried forward losses	$3,445	$2,598
Other deferred tax assets/(liabilities), net	940	630
Net deferred tax assets before valuation allowance	4,385	3,228
Valuation allowance	(4,047)	(2,916)
Net deferred tax assets	$338	$312
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of December 31, 2007 and June 30, 2007:

	December 31,	June 30,
	2007	2007
	(Unaudited)

Year 1	$516	$396
Year 2	486	382
Year 3	443	393
Year 4	353	343
Year 5	320	309
Thereafter	476	594
     Total rent expense charged to operating expenses in the accompanying statements of income for the six months ended December 31, 2007 and 2006 was $368 and $245, respectively.
          The Company generally enters into multi year contracts with radio and television stations. These contracts call for the provision of various levels of service (including, but not limited to providing professional broadcasters, gathering information, communications and aviation services) and, in some cases, cash compensation or reimbursement of expenses. Station compensation and reimbursement is a component of operating expense and is recognized over the terms of the contracts, which is not materially different than when the services are performed.
     Contractual station commitments are as follows:

	As of	As of
	December 31,	June 30,
	2007	2007
	(Unaudited)

Year 1	$13,228	$17,415
Year 2	2,130	5,033
Year 3	42	166
Year 4	—	—
Year 5	—	—
Thereafter	—	—

     In September 2007 the Company made a $35 deposit to order a helicopter. The purchase price will be approximately $700 and can be cancelled by forfeiting the deposit.
NOTE 10 — Stock based compensation
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months	Year
	Ended	Ended
	December 31,	June 30,
	2007	2007

Risk-free interest rate	3.99%	4.53-4.71%
Volatility factor	57.23%	60.35-65.89%
Weighted volatility	57.23%	62.71%
Dividend yield	—	—
Option price	$6.68	$7.05-4.05
Weighted average expected life of options	6 years	6 years
Weighted average grant date fair value per share	$3.83	$3.08
The Company’s outstanding stock options as of December 31, 2007 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value

Balance, June 30, 2007	695,000	$5.11	9.26 years	$1,867	$—
Grants	40,000	$6.68	9.81 years	$153	—
Exercised	—	—	—	—	—
Forfeitures/expirations	—	—	—	—	—
Balance, December 31, 2007	735,000	$5.19	8.83 years	$2,020	$1,009
Exercisable, December 31, 2007	145,008	$5.05	8.50 years	$349	$213
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of December 31, 2007 is $2,020. As of December 31, 2007 there was $1,288 of total unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.5 years. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the lack of history with regards to forfeitures. The Company has had a very limited history of forfeitures and the majority of the previous forfeitures were due to an outside director becoming an employee of the Company and the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the six months ended December 31, 2007 and 2006 is $321 and $127, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of December 31, 2007 and June 30, 2007.
          Common stock equivalents due to stock options were 30,044 and 40,986 for the three and six month periods ending December 31, 2007.
NOTE 11 — Segment Reporting
     The Company operates primarily in two geographic areas, Australia and Canada, through its wholly owned subsidiaries ATN and GTC, which operates through its wholly owned subsidiary, CTN. Select income statement information and capital expenditures for the three and six months ended December 31, 2007 and 2006 and select balance sheet information as of December 31, 2007 and 2006 is provided below. The All Other category consists primarily of UKTN and corporate overhead and assets of GTN.

	Australia			Canada			All Other			Total
	Six months		Three months	Six months		Three months	Six months		Three months	Six months		Three months
	ended		ended	ended		ended	ended		ended	ended		ended
	December 31,		December 31,	December 31,		December 31,	December 31,		December 31,	December 31,		December 31,
	2007		2007	2007		2007	2007		2007	2007		2007
Revenues	21,250		11,338	2,891		1,822	—		—	24,141		13,160
Interest expense	50		25	—		—	—		—	50		25
Depreciation/amortization	380		193	316		172	—		—	696		365
Income tax expense	1,692		1,019	—		—	11		—	1,703		1,019
Segment profit (loss)	3,898		2,357	(1,878)		(673)	(1,000)		(575)	1,020		1,109
Expenditure for segment assets	44		25	1,122		241	6		6	1,172		272

	December 31, 2007			December 31, 2007			December 31, 2007			December 31, 2007
Property & equipment (net)		3,335			3,993			6			7,334
Segment assets		20,191			6,532			30,076			56,799
Deferred tax asset, net		338			—			—			338

	Australia			Canada			All Other			Total
	Six months		Three months	Six months		Three months	Six months		Three months	Six months		Three months
	ended		ended	ended		ended	ended		ended	ended		ended
	December 31,		December 31,	December 31,		December 31,	December 31,		December 31,	December 31,		December 31,
	2006		2006	2006		2006	2006		2006	2006		2006
Revenues	12,886		7,372	1,444		850	—		—	14,330		8,222
Interest expense	72		32	38		—	—		—	110		32
Depreciation/amortization	341		191	86		51	—		—	427		242
Income tax expense	536		480	—		—	—		—	536		480
Segment profit (loss)	1,235		1,112	(1,987)		(939)	(19)		(129)	(771)		44
Expenditure for segment assets	233		137	1,423		1,407	—		—	1,656		1,544

	December 31, 2006			December 31, 2006			December 31, 2006			December 31, 2006
Property & equipment (net)		3,437			2,163			—			5,600
Segment assets		10,995			3,704			8,392			23,091
Deferred tax asset, net		279			—			—			279
     The Company offers three primary products in the markets in which it operates. The products consist of radio traffic advertising commercials, radio news advertising commercials and television advertising commercials. Not all products are offered in all markets or in all periods covered by the financial statements. These products are not operated as separate segments but are the responsibility of the regional management of the various segments outlined above.

	Traffic	News	Television	Total
Revenues
Six months ended December 31, 2007	$18,299	$3,571	$2,271	$24,141
Six months ended December 31, 2006	$11,520	$1,817	$993	$14,330

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
Executive Overview
     Our Company and Its Subsidiaries
     Global Traffic Network, Inc., a Delaware corporation, was established on May 16, 2005 to be a holding company. Our direct and indirect wholly-owned subsidiaries include The Australia Traffic Network Pty Limited, an Australian proprietary company organized on June 20, 1997 and registered under the Corporations Act of Australia, Global Traffic Canada, Inc., a Delaware corporation incorporated on May 20, 2005, Canadian Traffic Network ULC, an Alberta business corporation formed on July 5, 2005, and Global Traffic Network (UK) Limited, a private company limited by shares incorporated in England and Wales on October 19, 2006. We refer to these entities throughout this report as “Australia Traffic Network”, “Global Canada”, “Canadian Traffic Network” and “UK Traffic Network”, respectively.
     Prior to our March 2006 initial public offering, Australia Traffic Network was a separate entity controlled by the same shareholder base that controlled us. On March 23, 2006, the effective date of our initial public offering, and pursuant to a Securities Exchange Agreement (the “Securities Exchange Agreement”) dated December 13, 2005 among us, Australia Traffic Network and the holders of all of the outstanding ordinary shares of Australia Traffic Network, we exchanged 4,000,000 shares of our common stock and issued an aggregate of $1.4 million in promissory notes to the shareholders of Australia Traffic Network for all of the outstanding ordinary shares of Australia Traffic Network. We refer to this transaction throughout this report as the “Share Exchange.” As a result of the Share Exchange, Australia Traffic Network became our wholly-owned subsidiary. The promissory notes issued in the Share Exchange (the “Share Exchange Notes”), which were intended to cover the estimated tax consequences to the Australia Traffic Network shareholders of the Share Exchange, were repaid in their entirety on March 29, 2006, the closing date of our initial public offering, out of the net proceeds from the initial public offering.
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
     The radio stations that contract to receive our traffic and news reports become members of our Radio Network. Likewise, the television stations that contract to receive our TV reports become members of our TV Network. Collectively, we refer to the members of these networks as our “network affiliates.” In Australia, our operations are conducted by Australia Traffic Network and our network affiliates are currently comprised of 72 radio stations and 14 television stations. In Canada, our Canadian operations are conducted by Canadian Traffic Network and our network affiliates are currently comprised of 71 radio stations and five television stations. In the United Kingdom, we currently provide traffic reporting services to approximately ten radio stations and have contracted to provide these services to an additional station at a future date. Our United Kingdom operations are conducted by UK Traffic Network. Although we are a Delaware corporation with principal executive offices located in New York, New York, we do not provide, nor do we intend to provide traffic or news reports to radio or television stations in the United States.

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
     We offer all three categories of information reports to our network affiliates in Australia, but prior to our acquisition of substantially all the assets of Wise Broadcasting Network Inc., we only provided radio traffic reports and TV reports to our network affiliates in Canada. Effective April 2, 2007, Canadian Traffic Network acquired substantially all the assets of Wise Broadcasting Network Inc, after which we commenced providing news, weather, sports and business information reports to certain of our Canadian network affiliate radio stations on a limited basis. As part of this acquisition, we also started providing content and selling advertising for various digital signage outlets, but we do not expect this to be a material part of our future business. Separately, we have signed an agreement pursuant to which we currently provide TV reports to five television stations in five of our Canadian markets. We intend to begin providing radio news reports and TV reports to our network affiliates in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves. In the United Kingdom, we currently only provide radio traffic reports.
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
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $21.3 million, or 88%, of our revenues for six months ended December 31, 2007. Of such amount, approximately $16.1 million, or 67%, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to expand the provision of radio news reports and TV reports in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in seven Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton and Winnipeg. As commercial advertising inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory attributable to radio news reports and TV reports in Australia and our provision of radio traffic and information reports and TV reports in Canada, as well as any commercial advertising inventory we generate through internal expansion from our nascent operations in the United Kingdom.
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

	United Kingdom		Australia		Canada
	Leased	Owned	Leased	Owned	Leased	Owned

Fixed Wing Aircraft	0	1	2	1	1	0
Helicopters	0	0	0	4	2	5
     As our Canadian operations expand, we intend to purchase two additional helicopters to replace our two leased helicopters in Canada, as well as an additional helicopter to serve as a back-up for our Canadian fleet. Until we are able to purchase the number of helicopters necessary to support our operations, we intend to continue to lease such helicopters. Currently, we have a deposit to purchase one helicopter which we intend to deploy in Canada. In connection with the traffic reporting services we have commenced in the United Kingdom, we purchased a fixed wing aircraft in January 2008 and intend to purchase an additional fixed wing aircraft in the future.
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
Basis of Presentation
     We have derived substantially all of our revenue to date from our Australian and Canadian operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended December 31 and September 30, 2007 and 2006, and applicable to our balance sheet data as of December 31, 2007 and June 30, 2007 are set forth below:
Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2007	0.8890	December 31, 2007	0.8752
Three month period ended September 30, 2007	0.8483
Three month period ended December 31, 2006	0.7718
Three month period ended September 30, 2006	0.7541
		June 30, 2007	0.8493
Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2007	1.0189	December 31, 2007	1.0016
Three month period ended September 30, 2007	0.9566
Three month period ended December 31, 2006	0.8776
Three month period ended September 30, 2006	0.8922
		June 30, 2007	0.9386

United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2007	2.0438	December 31, 2007	1.9849
Three month period ended September 30, 2007	2.0217
Three month period ended December 31, 2006	1.9174
Three month period ended September 30, 2006	N/A
		June 30, 2007	2.0088
     As reflected above, the U.S. dollar has weakened significantly compared to the Australian dollar and the Canadian dollar since the three and six month periods ended December 31, 2006. This weakening of the U.S. dollar causes both the Australian and Canadian revenue and expenses to be higher than they otherwise would be if the exchange rates were consistent for both periods. We estimate the impact from the currency changes on our operating results for the three and six month periods ended December 31, 2007 compared to three and six month periods ended December 31, 2006 has been to increase income statement amounts as follows:

	Three months ended	Six months ended
	December 31, 2007	December 31, 2007
	(in thousands)	(in thousands)
Australia
Net revenue	$1,495	$2,596
Operating expense	723	1,306
Sales, general & administrative expense	306	560
Canada
Net revenue	253	325
Operating expense	235	340
Sales, general & administrative expense	87	126
Canada & Australia combined
Net revenue	1,748	2,921
Operating expense	958	1,646
Sales, general & administrative expense	393	686
     When discussing changes in income statement accounts from the three and six month periods ended December 31, 2006, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
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
Results of Operations
Three Months Ended December 31, 2007 Compared With Three Months Ended December 31, 2006
     Revenues. Revenues increased from approximately $8.2 million for the three months ended December 31, 2006 to approximately $13.2 million for the three months ended December 31, 2007, an increase of approximately 61.0%. The increase in revenues was primarily driven by $4.0 million increase in revenues from our Australian operations. Additionally, revenues from the sale of inventory related to our Canadian operations increased to $1.8 million from $0.85 million in the previous year quarter. Our Australian revenues increase consisted of approximately $3.6 million from our Radio Network and $0.4 million from our TV Network in Australia. Of the increase in revenues from our Radio Network, approximately $2.7 million was attributable to revenue associated with traffic reporting services and approximately $0.9 million was attributable to revenue associated with news reports. The most significant portion of the revenue increase in both Australia and Canada is due to selling more advertising spots than during the previous period, followed by the favorable currency fluctuation discussed above. While we provided service to one radio station during the three months ended December 31, 2007, we did not generate any revenues from our United Kingdom operations.
     Operating expenses. Operating expenses increased from approximately $5.1 million for the three months ended December 31, 2006 to approximately $7.4 million for the three months ended December 31, 2007, an increase of approximately 45.1%. Approximately $1.6 million of the increase pertained to our Australian operations. Of that amount approximately $1.0 million pertained to our traffic operations and approximately $0.5 million pertained to our news operations. The increase in expenses related to our traffic operations primarily resulted from an increase of approximately $0.2 million in employee costs and an increase of approximately $0.9 million in station compensation. The majority of the increase from news operations pertained to contractual increases in station compensation to existing network affiliates and additional news affiliates added subsequent to September 30, 2006. We had eleven news network affiliates during the quarter ended December 31, 2006 and 22 news network affiliates during the quarter ended December 31, 2007. Approximately $0.5 million of the increase pertains to our operations in Canada. The increases in Canada include $0.2 million in employee costs, $0.1 million in aviation costs and $0.1 million in station compensation. Operating costs increased approximately $0.3 million due to expenses incurred by UK Traffic Network. UK Traffic Network began providing traffic reporting stations to one radio station in October 2007; we anticipate that our operating expenses associated with the UK Traffic Network will increase significantly in the future as a result of UK Traffic Network’s commencing the provision of services to additional radio stations subsequent to December 31, 2007. We currently provide traffic reporting services to approximately ten network affiliates in the United Kingdom.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $2.5 million for the three months ended December 31, 2006 to approximately $3.6 million for the three months ended December 31, 2007, an increase of approximately 44.0%. Approximately $0.6 million of the increase pertains to corporate overhead, including an increase of approximately $0.1 million related to the granting of stock options. We also incurred approximately $0.2 million in expense during the period related to compliance with the Sarbanes-Oxley Act of 2002. Expense from the granting of employee and director stock options was approximately $0.2 million for the three months ended December 31, 2007 and $0.1 million for the three months ended December 31, 2006. Selling, general and administrative expenses increased approximately $0.6 million in Australia due to approximately $0.4 million in higher sales personnel costs primarily associated with increased sales during the period and approximately $0.1 million in increased administrative personnel costs, primarily associated with an expansion of our IT department. Sales expense as a percentage of revenue in Australia decreased from approximately 13.6% for the three months ended December 31, 2006 to approximately 12.5% for the three months ended December 31, 2007.
     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.2 million for the three months ended December 31, 2006 to approximately $0.4 million for the three months ended December 31, 2007. The increase is mainly due to our acquisition of five helicopters in Canada, the majority of which were acquired after December 31, 2006. We expect to take delivery of one additional helicopter currently on order and expect to purchase additional helicopters for use in our Canadian operations. Consequently, we anticipate that depreciation and amortization will continue increase accordingly in future quarters.
     Interest expense. Interest expense decreased from approximately $32,000 for the three months ended December 31, 2006 to approximately $25,000 for the three months ended December 31, 2007. The decrease was primarily due to lower amounts of debt outstanding in Australia primarily due to regularly scheduled principal amortization.
     Other (income). Other (income) increased from approximately $(0.1) million for the three months ended December 31, 2006 to approximately $(0.4) million for the three months ended December 31, 2007. The increase was primarily due to interest income on the proceeds of our follow-on offering, which closed July 31, 2007.
     Income tax expense. Income tax expense increased from approximately $0.5 million for the three months ended December 31, 2006 to approximately $1.0 million of expense for the three months ended December 31, 2007. The increase was primarily due to the increased net profit in Australia for the three months ended December 31, 2007 compared to the three month period ended December 31, 2006. The effective tax rate in Australia was 30.2% for each of the three month periods ended December 31, 2007 and 2006, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States, Canada or United Kingdom as a valuation allowance has been created for 100% of the tax loss carry forwards.
     Net income. Net income increased from approximately $44,000 for the three months ended December 31, 2006 to a net income of approximately $1.1 million for the three months ended December 31, 2007. Our increase in net income was primarily attributable to Australia Traffic Network’s operations, which increased net income from approximately $1.1 million for the three month period ended December 31, 2006 to approximately $2.4 million for the three month period ended December 31, 2007.
     Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended December 31, 2007 and 2006 were 0.8890 and 0.7718, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2007	2006	(Decrease)
	(In thousands)	(In thousands)
Revenue	$12,754	$9,552	33.5%
Operating expenses	6,167	5,024	22.8%
Selling, general and administrative expenses	2,613	2,189	19.4%
Depreciation and amortization expense	217	247	(12.1)%
Interest expense	27	42	(35.7)%
Other (income)	(69)	(12)	475.0%
Income tax expense	1,147	622	84.4%
Net income	2,652	1,440	84.2%

     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended December 31, 2007 and 2006 were 1.0189 and 0.8776, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2007	2006	(Decrease)
	(In thousands)	(In thousands)
Revenue	$1,788	$968	84.7%
Operating expenses	1,666	1,347	23.7%
Selling, general and administrative expenses	618	634	(2.5)%
Depreciation and amortization expense	169	58	191.4%
Interest expense	—	—	N/A
Other (income) expense	(3)	(1)	200.0%
Income tax expense	—	—	N/A
Net loss	(662)	(1,070)	38.1%
     Changes in key operating statistics for our United Kingdom operations are not presented because our United Kingdom operations have not generated revenue during the three month periods ended December 31, 2007 and 2006.
Six Months Ended December 31, 2007 Compared With Six Months Ended December 31, 2006
     Revenues. Revenues increased from approximately $14.3 million for the six months ended December 31, 2006 to approximately $24.1 million for the six months ended December 31, 2007, an increase of approximately 68.5%. The increase in revenues was primarily driven by $8.4 million increase in revenues from our Australian operations. Additionally, revenues from the sale of inventory related to our Canadian operations increased to $2.9 million from $1.4 million in the previous period. Our Australian revenues increase consisted of approximately $7.5 million from our Radio Network and $0.9 million from our TV Network. Of the increase in revenues from our Radio Network, approximately $5.7 million was attributable to our traffic reporting services and approximately $1.8 million was attributable to revenue associated with news reports. While we provided service to one radio station during the six months ended December 31, 2007, we did not generate any revenues from our United Kingdom operations.
     Operating expenses. Operating expenses increased from approximately $9.8 million for the six months ended December 31, 2006 to approximately $14.5 million for the six months ended December 31, 2007, an increase of approximately 48.0%. Approximately $3.2 million of the increase pertained to our Australian operations. Of that amount approximately $2.0 million pertained to our traffic operations, approximately $1.1 million pertained to our news operations and approximately $0.1 million pertained to our television operations. The increase in expenses related to our traffic operations primarily resulted from an increase of approximately $0.4 million in employee costs and an increase of approximately $1.7 million in station compensation, partially offset by approximately $0.1 million reduction in aviation costs. The majority of the increase from news operations pertained to contractual increases in station compensation to existing network affiliates and additional news affiliates added subsequent to December 31, 2006. We had eleven news network affiliates during the quarter ended December 31, 2006 and 22 news network affiliates during the quarter ended December 31, 2007. The increase in television operating expenses related primarily to station compensation. Approximately $0.9 million of the increase pertains to our operations in Canada. The increases in Canada include $0.5 million in employee costs and $0.4 million in station compensation. Operating costs increased $0.5 million due to expenses incurred by UK Traffic Network. UK Traffic Network began providing traffic reporting services to one radio station in October 2007; we anticipate that our operating expenses associated with the UK Traffic Network will increase significantly in the future as a result of UK Traffic Network’s commencing the provision of services to additional radio stations subsequent to December 31, 2007. We currently provide traffic reporting services to approximately ten network affiliates in the United Kingdom.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $4.5 million for the six months ended December 31, 2006 to approximately $7.0 million for the six months ended December 31, 2007, an increase of approximately 55.6%. Approximately $0.9 million of the increase pertains to corporate overhead, including an increase of approximately $0.2 million related to the granting of stock options and $0.2 million of costs related to compliance with the Sarbanes-Oxley Act of 2002. Expense from the granting of employee and director stock options was approximately $0.3 million for the six months ended December 31, 2007 and $0.1 million for the six months ended December 31, 2006. In addition, selling, general and administrative expenses associated with our Canadian operations increased by approximately $0.2 million over the prior year period. The increase in Canadian Traffic Network’s expense was primarily due to approximately $0.2 million increase in sales compensation due to increased staffing and commissions on the increased billing, $0.1 million increase in bad debt offset by a decrease of $0.1 million in corporate overhead allocation. We discontinued allocating corporate overhead to Canadian Traffic Network due to its start-up nature. Selling, general and administrative expenses increased approximately $1.3 million in Australia due to approximately $1.0 million in higher sales personnel costs primarily associated with increased sales during the period and approximately $0.2 million in increased administrative personnel costs and $0.1 million increase in travel costs, both primarily associated with the expansion of our IT department. Sales expense as a percentage of revenue in Australia decreased from approximately 13.8% for the six months ended December 31, 2006 to approximately 13.0% for the six months ended December 31, 2007.
     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.4 million for the three months ended December 31, 2006 to approximately $0.7 million for the three months ended December 31, 2007. The increase is mainly due to our acquisition of five helicopters in Canada, the majority of which were acquired after December 31, 2006. We expect to take delivery of one additional helicopter that is currently on order and expect to purchase additional helicopters for use in our Canadian operations. Consequently, we anticipate that depreciation and amortization will continue increase accordingly in future quarters.
     Interest expense. Interest expense decreased from approximately $0.1 million for the six months ended December 31, 2006 to approximately $50,000 for the six months ended December 31, 2007. The decrease was primarily due to lower amounts of debt outstanding following repayment of the $2.0 million shareholder note by Canadian Traffic Network on September 7, 2006.
     Other (income). Other (income) increased from approximately $(0.3) million for the six months ended December 31, 2006 to approximately $(0.8) million for the six months ended December 31, 2007. The increase was primarily due to interest income on the proceeds of our follow-on offering, which closed July 31, 2007.
     Income tax expense. Income tax expense increased from approximately $0.5 million for the six months ended December 31, 2006 to approximately $1.7 million of expense for the six months ended December 31, 2007. The increase was primarily due to the increased net profit in Australia for the six months ended December 31, 2007 compared to the six month period ended December 31, 2006. The effective tax rate in Australia was 30.3% for each of the six month periods ended December 31, 2007 and December 31, 2006, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States, Canada or United Kingdom as a valuation allowance has been created for 100% of the tax loss carry forwards.
     Net income (loss). Net income (loss) increased from approximately $(0.8) million net loss for the six months ended December 31, 2006 to net income of approximately $1.0 million for the six months ended December 31, 2007. Our increase in net income was primarily attributable to Australia Traffic Network’s operations, which increased net income from approximately $1.2 million for the six month period ended December 31, 2006 to approximately $3.9 million for the six month period ended December 31, 2007.
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

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2007	2006	(Decrease)
	(In thousands)	(In thousands)
Revenue	$24,438	$16,864	44.9%
Operating expenses	12,361	9,780	26.4%
Selling, general and administrative expenses	5,312	4,262	24.6%
Depreciation and amortization expense	438	446	(1.8)%
Interest expense	57	95	(40.0)%
Other (income)	(138)	(21)	557.1%
Income tax expense	1,940	697	178.3%
Net income	4,468	1,605	178.4%
     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars for each of the applicable periods is set forth in the Executive Overview section of Management Discussion and Analysis of Financial Condition and Results of Operations under the heading “Basis of Presentation”.

		Six Months	Six Months
		Ended	Ended	Percentage
		December 31,	December 31,	Increase
Key operating statistic		2007	2006	(Decrease)
		(In thousands)	(In thousands)
Revenue	$	$2,906	$1,634	77.8%
Operating expenses		3,294	2,617	25.9%
Selling, general and administrative expenses		1,229	1,122	9.5%
Depreciation and amortization expense		319	98	225.5%
Interest expense		—	43	(100.0)%
Other (income) expense		(15)	—	100.0%
Income tax expense		—	—	N/A
Net loss		(1,921)	(2,246)	14.5%

     Changes in key operating statistics for our United Kingdom operations are not presented because our United Kingdom operations has not generated revenue during the six month periods ended December 31, 2007 and 2006.
Liquidity and Capital Resources
     At December 31, 2007 the Company’s primary source of liquidity was cash and cash equivalents of approximately $38.2 million. At December 31, 2007, the Company also had approximately $1.8 million available under its overdraft credit line. The overdraft credit line is denominated in Australia dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
     Operating activities. Cash provided by operating activities was approximately $2.4 million for the six months ended December 31, 2007, due mainly to both positive net income adjusted for non-cash expenses, and, to a much lesser extent, by positive changes in working capital. The major components of working capital was an increase in accounts payable and accrued expenses and an increase in income taxes payable, which relates to the accrual of income taxes not yet due, which were offset to a large extent by an increase in accounts receivable associated with the increased billing in the period.
     Investing activities. Cash used in investing activities was approximately $1.2 million for the six month period ended December 31, 2007. The cash used for investing activities was for capital expenditures, primarily for the acquisition of a helicopter in Canada to replace a helicopter that was destroyed in a February 2007 crash. The insurance proceeds related to this accident were received in the previous fiscal year.
     Financing activities. Cash provided by financing activities was approximately $29.4 million for the six months ended December 31, 2007. On July 31, 2007 we consummated a follow-on public offering in which we sold 5,175,000 shares of our common stock at a price to the public of $6.25 per share. The net cash received in the quarter from the follow-on offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $29.7 million. We also reduced our outstanding debt during the period by $0.3 million, primarily by regularly scheduled principal amortization of the outstanding balances.
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
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our annual report on Form 10-K for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.4 million on annual basis based on the balances at December 31, 2007. We have no derivative financial instruments in our cash and cash equivalents. Our total outstanding long-term debt as December 31, 2007 was approximately $1.2 million. Of the outstanding long-term debt, only approximately $0.1 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. In addition, we had no money outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk. Assuming our level of borrowings (including the bank overdraft line of credit) as of December 31, 2007, a one percentage point increase in interest rates under these borrowings would have increased our interest expense approximately $1,000 annually.
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
Accounts receivable
     The Company’s receivables do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue. However, one advertising agency that represents a number of our advertising clients constituted approximately 13% of our revenues for the six months ended December 31, 2007 and approximately 11% of our net accounts receivable as of December 31, 2007.
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
     None
     Use of Proceeds
     The Securities and Exchange Commission declared the Company’s registration statement filed on Form S—1 under the Securities Act (File No. 333—130417) effective on March 23, 2006, in connection with our initial public offering. The underwriter for the initial public offering was Feltl and Company, Inc. The aggregate net proceeds of the offering was approximately $19.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.
     As of September 30, 2007, the Company had remaining proceeds from the initial public offering of approximately $7.2 million. During the quarter ended December 31, 2007, the Company used approximately $0.4 million of the proceeds for working capital primarily due to the increase in accounts receivable associated with the large increase in revenue for the period. As of December 31, 2007, the Company had remaining proceeds from the initial public offering of approximately $6.8 million.
Item 5 Other Information.
     Patent Application for Passive Traffic Alert and Communication System.
     On January 23, 2008, the Company was assigned all patent rights described and claimed in an application filed January 8, 2008 with the United States Patent and Trademark Office. The patent application relates to a passive traffic alert and communication system. Patent applications can take many years to issue and we can provide no assurance that a patent related to this system will be granted or, if granted, that it would not be successfully challenged by others or invalidated.
     Results of Operations and Financial Condition.
     The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On February 12, 2008, Global Traffic Network, Inc. issued a press release reporting the financial results for its second fiscal quarter ended December 31, 2007. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated February 12, 2008.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ William L. Yde III

Name:	William L. Yde III
Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Scott E. Cody

Name:	Scott E. Cody
Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Dated: February 12, 2008

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated February 12, 2008.