Form 10-Q
period 2008-03-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2008-05-13
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 0-51838
Global Traffic Network, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-1117834 (I.R.S. Employer Identification No.)

880 Third Avenue, 6th Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)
(212) 896-1255
(Issuer’s telephone number, including area code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☑                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2008, the registrant had 18,156,133 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$38,160	$7,278
Accounts receivable net of allowance for doubtful accounts of $322 and $93 at March 31, 2008 and June 30, 2007	10,833	8,482
Prepaids and other current assets	938	462
Deferred tax assets	229	173

Total current assets	50,160	16,395

Property and equipment, net	8,379	6,568
Intangibles	392	354
Deferred offering costs	—	258
Deferred tax assets	130	139
Other assets	168	126

Total assets	$59,229	$23,840

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$7,975	$6,032
Deferred revenue	621	25
Income taxes payable	2,442	1,121
Current portion of long term debt	518	668

Total current liabilities	11,556	7,846
Long term debt, less current portion	555	822
Other liabilities	395	339

Total liabilities	12,506	9,007

Common stock, $.001 par value; 100,000,000 shares authorized; 18,076,133 shares issued and outstanding as of March 31, 2008 and 12,870,000 shares issued and outstanding as of June 30, 2007	18	13
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of March 31, 2008 and June 30, 2007	—	—
Additional paid in capital	48,722	18,527
Accumulated other comprehensive income	2,092	1,198
Accumulated deficit	(4,109)	(4,905)

Total shareholders’ equity	46,723	14,833

Total liabilities and shareholders’ equity	$59,229	$23,840

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$12,216	$7,609	$36,357	$21,939

Operating expenses (exclusive of depreciation and amortization shown separately below)	7,687	5,837	22,140	15,627
Selling, general and administrative expenses	3,965	2,836	10,996	7,379
Depreciation and amortization expense	385	224	1,081	651

Net operating income (loss)	179	(1,288)	2,140	(1,718)
Interest expense	21	30	71	140
Other (income) (including interest income of $426 and $100 for the three months ended March 31, 2008 and 2007 and interest income of $1,224 and $397 for the nine months ended March 31, 2008 and 2007)	(429)	(170)	(1,242)	(479)
Other expense	11	—	12	4

Net income (loss) before income taxes	576	(1,148)	3,299	(1,383)
Income tax expense	800	161	2,503	697

Net (loss) income	$(224)	$(1,309)	$796	$(2,080)

(Loss) income per common share:
Basic	$(0.01)	$(0.10)	$0.05	$(0.16)
Diluted	$(0.01)	$(0.10)	$0.05	$(0.16)
Weighted average common shares outstanding:
Basic	18,051,867	12,870,000	17,482,727	12,870,000
Diluted	18,051,867	12,870,000	17,578,102	12,870,000
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months
	Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$796	$(2,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,081	651
Allowance for doubtful accounts	229	77
Non-cash compensation expense	489	210
Gain on disposal of asset	—	(66)
Changes in assets and liabilities:
Accounts receivable	(2,017)	(1,478)
Deferred taxes, net	(24)	(42)
Prepaid and other current assets and other assets	(497)	(392)
Accounts payable and accrued expenses and other liabilities	1,803	2,181
Deferred revenue	573	36
Income tax refund	—	25
Income taxes payable	1,193	446

Net cash provided by (used in) operating activities	3,626	(432)

Cash flows from investing activities:
Purchase of property and equipment	(2,495)	(2,829)
Intangibles – software development	(80)	—

Net cash used in investing activities	(2,575)	(2,829)

Cash flows from financing activities:
Repayment of long term debt	(510)	(422)
Net repayments of bank overdraft line of credit	—	(611)
Repayment of shareholder notes payable	—	(2,000)
Proceeds from follow-on offering of stock, net	29,711	—

Net cash provided by (used in) financing activities	29,201	(3,033)

Effect of exchange rate changes on cash and cash equivalents	630	80

Net increase (decrease) in cash and cash equivalents	30,882	(6,214)
Cash and cash equivalents at beginning of fiscal period	7,278	14,649

Cash and cash equivalents at end of fiscal period	$38,160	$8,435

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$71	$140

Income taxes	$1,305	$300

Non-cash financing and investing activities:
Property acquired other than for cash	$—	$75

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
Information as of March 31, 2008 and 2007 and for the three and nine months ended March 31,
2008 and 2007 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (“Global Delaware”) was a Delaware corporation formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of Global Delaware’s formation, ATN was a separate entity controlled by the same shareholders that controlled Global Delaware. On December 13, 2005, Global Delaware entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which Global Delaware exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of Global Delaware’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of Global Delaware. On October 19, 2006, the Company formed a wholly-owned subsidiary, Global Traffic Network (UK) Limited (“UKTN”), to operate the Company’s business in the United Kingdom. On December 12, 2007, Global Delaware formed a wholly-owned subsidiary, Global Traffic Network, Inc., a Nevada corporation (“Global Nevada”), for the purpose of changing Global Delaware’s state of incorporation from Delaware to Nevada. On February 26, 2008, Global Delaware merged with and into Global Nevada, with Global Nevada remaining as the surviving corporation. All references to the Company pertain to Global Delaware for time periods prior to the merger and pertain to Global Nevada for time periods following the merger. On March 7, 2008, the Company formed a wholly owned subsidiary, Mobile Traffic Network, Inc. (“MTN”), to conduct non-broadcast operations of the Company related to its mobile telephone technology.
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
NOTE 2 — Basis of Presentation
     The accompanying consolidated balance sheet as of March 31, 2008, the consolidated statements of income for the three and nine month periods ended March 31, 2008 and 2007, and the consolidated statements of cash flows for the nine month periods ended March 31, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended June 30, 2007. Results of operations for interim periods are not necessarily indicative of annual results. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended June 30, 2007, as filed with the Securities and Exchange Commission.
     The consolidated financial statements consist of the Company and its four wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, UKTN, and MTN. As of July 5, 2005, the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of October 19, 2007, the consolidated financial statements consisted of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of March 7, 2008, the consolidated financial statements consist of the Company, ATN, UKTN, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at March 31, 2008 and June 30, 2007.
NOTE 3 — Earnings per Share
     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended March 31, 2008 and 2007, there were common equivalent shares outstanding due to outstanding stock options of 892,500 and 635,000, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares. As a result of the Company’s net loss for the three and nine month periods ended March 31, 2007 and the three month period ended March 31, 2008, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share. For the nine month period ended March 31, 2008, 230,000 stock options, with exercise prices between $6.80 — $7.05 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive.

	Three Months Ended	Nine Months Ended
	March 31, 2008	March 31, 2008
Basic Shares Outstanding	18,051,867	17,482,727
Stock Options & Warrants	N/A	95,375
Diluted Shares Outstanding	18,051,867	17,578,102
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company expects to adopt SFAS 141(R) on July 1, 2009 and does not expect the provisions of SFAS 141(R) to have a material impact on its consolidated financial position or results of operations.
NOTE 5 — Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured, the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance and a significant portion of the Company’s cash is maintained outside the United States.
NOTE 6 — Major Suppliers
     Approximately 20% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a two year agreement effective July 1, 2006 to provide radio traffic reporting services and a three year agreement dated July 1, 2005 to provide radio news reporting services. At March 31, 2008, trade payables to this supplier comprised approximately 39% of the Company’s trade payables balance.
     Approximately 21% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia, which includes inventory received from this broadcaster under a three year agreement effective January 1, 2006 to provide radio traffic reporting services and a 26 month agreement effective December 2006 under which the Company receives radio news commercial airtime inventory. At March 31, 2008, trade payables to this supplier comprised approximately 13% of the Company’s trade payables balance.
     Over half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 70% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenue. The Company’s provision of traffic reports to 24 of these radio stations in seven Canadian markets is governed by a three year agreement with terms that commenced on various dates between November 2005 and January 2006, depending on the market. Either party had the right to terminate the agreement after 18 months by giving six months notice, effectively making the agreement a two year agreement if such notice had been given. This eighteen month period has expired for all seven markets.

NOTE 7 — Comprehensive Income
     Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Nine months	Nine months
	ended	Ended
	March 31,	March 31,
	2008	2007
Net income (loss)	$796	$(2,080)
Foreign currency translation adjustment	894	252
Comprehensive net income (loss)	$1,690	$(1,828)
NOTE 8 — Income Taxes
     Tax expense for the nine months ended March 31, 2008 and 2007 was $2,503 and $697, respectively. The Company’s provision for income taxes was $2,550 and $856 for the nine months ended March 31, 2008 and 2007, respectively. The effective tax rate for the nine months ended March 31, 2008 and 2007 was 75.9% and (50.4)%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to valuation allowances of $1,698 and $1,113 established for the periods ended March 31, 2008 and 2007. The valuation allowance relates primarily to losses pertaining to CTN and UKTN. The Company has not recorded any tax benefit for the periods ended March 31, 2008 and 2007 since the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for Global Traffic Network, Inc. (unconsolidated) (“GTN”), CTN, UKTN and MTN at March 31, 2008 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company had tax carried forward losses (prior to the valuation allowance) of $3,864 and $2,598 as of March 31, 2008 and June 30, 2007, respectively. The substantial majority of these tax carried forward losses are related to the Company’s to foreign operations.

	March 31,	June 30,
	2008	2007
Tax carried forward losses	$3,864	$2,598
Other deferred tax assets/(liabilities), net	1,109	630
Net deferred tax assets before valuation allowance	4,973	3,228
Valuation allowance	(4,614)	(2,916)
Net deferred tax assets	$359	$312
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of March 31, 2008 and June 30, 2007:

	March 31,	June 30,
	2008	2007
	(Unaudited)
Year 1	$513	$396
Year 2	497	382
Year 3	424	393
Year 4	363	343
Year 5	314	309
Thereafter	397	594
     Total rent expense charged to expenses in the accompanying statements of income for the nine months ended March 31, 2008 and 2007 was $562 and $371, respectively.
          The Company generally enters into multi year contracts with radio and television stations. These contracts require the Company to provide various levels of service (including, but not limited to providing professional broadcasters, gathering information, communications and aviation services) and, in some cases, cash compensation or reimbursement of expenses. Station compensation and reimbursement is a component of operating expense and is recognized over the terms of the applicable contract, which is not materially different than when the services are performed.

     Contractual station commitments are as follows:

	As of	As of
	March 31,	June 30,
	2008	2007
	(Unaudited)
Year 1	$10,982	$17,415
Year 2	2,181	5,033
Year 3	255	166
Year 4	—	—
Year 5	—	—
Thereafter	—	—
     NOTE 10 — Stock based compensation
     Stock Options
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months	Nine months
	Ended	Ended
	March 31,	March 31,
	2008	2008
Risk-free interest rate	2.49%	2.49-3.99%
Volatility factor	57.98%	57.23-57.98%
Weighted volatility	57.98%	57.84%
Dividend yield	—	—
Option price	$6.80	$6.68-6.80
Weighted average expected life of options	6.36 years	6.30 years
Weighted average grant date fair value per share	$3.88	$3.87
     The Company’s outstanding stock options as of March 31, 2008 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2007	695,000	$5.11	9.26 years	$1,867	$—
Grants	220,000	$6.78	9.88 years	$853	436
Exercised	(3,334)	$4.35	8.53 years	(9)	—
Forfeitures/expirations	(19,166)	$5.61	9.09 years	(63)	—
Balance, March 31, 2008	892,500	$5.51	8.84 years	$2,648	$2,900
Exercisable, March 31, 2008	274,175	$4.98	8.35 years	$667	$1,037
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of March 31, 2008 is $2,648. As of March 31, 2008 there was $1,759 of total unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.93 years. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the lack of history with regards to forfeitures. The Company has had a very limited history of forfeitures and the majority of the previous forfeitures were due to an outside director becoming an employee of the Company. In such instance, the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the nine months ended March 31, 2008 and 2007 is $485 and $210, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of March 31, 2008 and June 30, 2007.
     Restricted Stock
     The Company has awarded restricted shares of its common stock under the Global Traffic Network, Inc. 2005 Stock Incentive Plan to certain employees and directors. The awards have restriction periods tied solely to employment and vest over three years. The value of these restricted stock awards is calculated at the fair market value of the shares on the date of grant net of estimated forfeitures and is expensed pro rata over the vesting period.
     The following table summarizes the restricted stock activity for the period ended March 31, 2008.

	Three Months ended March 31, 2008		Nine Months ended March 31, 2008
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair Value		Date Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, beginning of period	—	—	—	—
Grants	30,000	$6.80	30,000	$6.80
Converted to common stock	—	—	—	—
Forfeited	—	—	—	—
Unvested, end of period	30,000	$6.80	30,000	$6.80
     As of March 31, 2008, there was $200 of unearned compensation expense related to restricted stock grants. The unearned compensation expense is expected to be recognized over a weighted average period of 2.95 years. Total compensation expense with regards to restricted stock for the nine month periods ended March 31, 2008 and 2007 was $4 and $0, respectively and is included in selling, general and administrative expenses.
     In April 2008, a total of 80,000 additional shares of restricted stock were issued to the non-employee directors of the Company.
NOTE 11 — Related Party Transactions
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the nine month periods ended March 31, 2008 and 2007, the Company had expenses associated with these related entities of $657 and $472 respectively. The majority of these payments pertain to salaries and bonuses paid to these stockholders and their relatives for their services to the Company.
NOTE 12 — Segment Reporting
     The Company operates primarily in two geographic areas, Australia and Canada, through its wholly owned subsidiaries ATN and GTC, which operates through its wholly owned subsidiary, CTN. Select income statement information and capital expenditures for the three and nine months ended March 31, 2008 and 2007 and select balance sheet information as of March 31, 2008 and 2007 is provided below. The All Other category consists primarily of UKTN, MTN and corporate overhead and assets of GTN.

	Australia		Canada		All Other		Total
	Nine	Three	Nine	Three	Nine	Three	Nine	Three
	months	months	months	months	months	months	months	months
	ended	ended	ended	ended	ended	ended	ended	Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2008	2008	2008	2008	2008	2008	2008
Revenues	$31,995	$10,745	$4,362	$1,471	$—	$—	$36,357	$12,216
Interest expense	71	21	—	—	—	—	71	21
Depreciation/amortization	587	207	489	173	5	5	1,081	385
Income tax expense	2,478	786	—	—	25	14	2,503	800
Segment profit (loss)	5,720	1,822	(2,817)	(939)	(2,107)	(1,107)	796	(224)
Expenditure for segment assets	239	195	1,866	744	390	384	2,495	1,323
Expenditure for intangible assets	—	—	—	—	80	80	80	80

	March 31, 2008	March 31, 2008	March 31, 2008	March 31, 2008
Property & equipment (net)	$3,480	$4,513	$386	$8,379
Segment assets	24,671	7,262	27,296	59,229
Deferred tax asset, net	359	—	—	359

	Australia		Canada		All Other		Total
	Nine months	Three months	Nine months	Three months	Nine months	Three months	Nine months	Three months
	ended	ended	ended	ended	ended	ended	ended	ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2007	2007	2007	2007	2007	2007	2007
Revenues	19,895	7,009	2,044	600	—	—	21,939	7,609
Interest expense	102	30	38	—	—	—	140	30
Depreciation/amortization	518	177	133	47	—	—	651	224
Income tax expense	697	161	—	—	—	—	697	161
Segment profit (loss)	1,604	369	(3,337)	(1,350)	(347)	(328)	(2,080)	(1,309)
Expenditure for segment assets	400	167	2,429	1,006	—	—	2,829	1,173

	March 31, 2007	March 31, 2007	March 31, 2007	March 31, 2007
Property & equipment (net)	3,528	2,597	—	6,125
Segment assets	12,193	5,036	5,658	22,887
Deferred tax asset, net	285	—	—	285
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

	Traffic	News	Television	Total
Revenues
Nine months ended March 31, 2008	$27,515	$5,372	$3,470	$36,357
Nine months ended March 31, 2007	$17,322	$2,899	$1,718	$21,939

NOTE 13 — Subsequent events
          In April 2008, UKTN was awarded the Traffic Radio Service contract by the Highways Agency of the United Kingdom. The Highways Agency is an executive agency of the United Kingdom Department for Transport and is responsible for operating, maintaining and improving the strategic trunk road network in England on behalf of the Secretary of State for Transport. Under the contract, UKTN will provide traffic radio reports via digital audio broadcasting stations throughout England, with a potential expansion of service to include Scotland, Wales and Northern Ireland. This term of the contract commences July 1, 2008, expires September 30, 2011, and is subject to extension at the election of the Highways Agency through the summer of 2012 in conjunction with the London Olympics. The Company’s maximum revenue under the contract (assuming expansion of service to all markets through the summer of 2012) is approximately $27.5 million dollars. The Company will need to incur significant additional costs in order to meet its obligations under the Traffic Radio contract.
          On May 8, 2008, the Company entered into a letter of intent with UBC Media Group plc to acquire UBC Media Group’s Commercial Division operations, which currently provides traffic reporting services to the largest network of commercial radio stations in the United Kingdom. The letter of intent contemplates that the Company will acquire a UBC subsidiary that conducts its Commercial Division operations in exchange for $29,600 (based on current exchange rates). The Company, at its option may pay $2,000 of the purchase price by issuing 208,209 shares of the Company’s common stock.
          In connection with entering into the letter of intent, the Company deposited $690 (based on current exchange rates) into an escrow account, which amount will be credited towards the cash purchase price upon closing of the transaction. The deposit is refundable if either UBC Media Group elects not to proceed with the transaction or if the Company elects not to proceed with the transaction based on the failure of UBC Media Group to satisfy certain conditions specified in the letter of intent. The deposit will be forfeited by the Company if it elects not to proceed with the transaction for other reasons. Subject to specified exceptions, the Company has agreed not to solicit radio stations currently serviced by UBC Media Group’s Commercial Division for a period of six months following any election by the Company not to proceed with the transaction, regardless of the reason.
          Closing of the contemplated transaction will be contingent upon, among other things, satisfaction by the Company of its due diligence investigation, the parties’ negotiation and execution of a formal definitive purchase agreement that would contain warranties, representations, indemnities, covenants, conditions and other terms customary for a transaction of this size and nature and approval by UBC Media Group plc’s shareholders.

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
Executive Overview
     Our Company and Its Subsidiaries
     Global Traffic Network, Inc., a Delaware corporation (the “Global Delaware”) was established on May 16, 2005 to be a holding company. On December 12, 2007, we formed a wholly-owned subsidiary, Global Traffic Network, Inc., a Nevada corporation (“Global Nevada”), for the purpose of changing Global Delaware’s state of incorporation from Delaware to Nevada. On February 26, 2008, Global Delaware merged with and into Global Nevada, with Global Nevada remaining as the surviving corporation. Aside from the state of incorporation, there were no substantive changes to the Company’s business, management, employees, headquarters, benefit plans, asset, liabilities or net worth (other than immaterial costs incident to the reincorporation) as a result of the merger. All references in this report to the “Company” refer to Global Delaware for time periods prior to the merger and to Global Nevada for time periods following the merger.
     Our direct and indirect wholly-owned subsidiaries include The Australia Traffic Network Pty Limited, an Australian proprietary company organized on June 20, 1997 and registered under the Corporations Act of Australia, Global Traffic Canada, Inc., a Delaware corporation incorporated on May 20, 2005, Canadian Traffic Network ULC, an Alberta business corporation formed on July 5, 2005, Global Traffic Network (UK) Limited, a private company limited by shares incorporated in England and Wales on October 19, 2006, and Mobile Traffic Network, Inc., a Nevada corporations formed on March 7, 2008. We refer to these entities throughout this report as “Australia Traffic Network”, “Global Canada”, “Canadian Traffic Network”, “UK Traffic Network” and “Mobile Traffic Network”, respectively.
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
     Overview of Our Business
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio and television stations in Australia and Canada. We also provide news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. In addition, we have been exploring opportunities for expansion into several European markets and have recently commenced limited operations in the United Kingdom, although we have not yet generated any revenue from this market.
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
     The radio stations that contract to receive our traffic and news reports become members of our Radio Network. Likewise, the television stations that contract to receive our TV reports become members of our TV Network. Collectively, we refer to the members of these networks as our “network affiliates.” In Australia, our operations are conducted by Australia Traffic Network and our network affiliates are currently comprised of 72 radio stations and 14 television stations. In Canada, our Canadian operations are conducted by Canadian Traffic Network and our network affiliates are currently comprised of 69 radio stations and five television stations. In the United Kingdom, we currently provide traffic reporting services to ten radio stations and have contracted to provide these services to an additional station at a future date. Our United Kingdom operations are conducted by UK Traffic Network. Although we are a Nevada corporation with principal executive offices located in New York, New York, we do not provide, nor do we intend to provide traffic or news reports to radio or television stations in the United States.

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
     We currently obtain our Australian radio news advertising inventory from our news network affiliates in exchange for reimbursing them for the costs associated with their news departments and/or paying cash compensation. A significant portion of this inventory is obtained from Austereo Pty Limited (“Austereo”) pursuant to a News Report Broadcast Agreement. This News Report Broadcast Agreement allows us to utilize the news information produced by Austereo in order to provide news reporting services to other, non-Austereo affiliated radio stations in Australia. Although we intend to utilize this information to provide news reporting services to other Australian radio stations, we do not currently do so. References to the provision of news reports in Australia throughout this report refers to the News Report Broadcast Agreement and our purchase from radio stations of news advertising inventory embedded in news reports that we then make available to our advertisers.
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
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $32.0 million, or 88%, of our revenues for nine months ended March 31, 2008. Of such amount, approximately $24.4 million, or 67%, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to expand the provision of radio news reports in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in seven Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton and Winnipeg. As commercial advertising inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory attributable to radio news reports in Australia and our provision of radio traffic and information reports and TV reports in Canada, as well as any commercial advertising inventory we generate through internal expansion from our nascent operations in the United Kingdom.
Our Expenses
     Our expenses are primarily comprised of three categories: operating expenses, selling expenses and general and administrative expenses. Operating expenses consist of station compensation and all expenses related to the gathering, producing, and broadcasting of our information reports, including aviation costs and expenses and salaries and benefits for our on-air personalities who deliver the information reports. Station compensation consists of the reimbursement of expenses incurred by stations which we would otherwise incur in providing services to the station, as well as any additional cash consideration paid to a network affiliate in exchange for commercial advertising inventory. We may incur increased expenses in the form of station compensation in connection with adding certain broadcasters to our base of network affiliates. As mentioned above, our experience indicates that in such instances there is generally a delay between acquiring commercial advertising inventory from new network affiliates and the realization of increased revenue from the sale of such inventory. Aviation costs relate to the costs of our airborne surveillance, an integral part of our information gathering, and consist both of payments to outside vendors to lease aircraft, as well as the operating costs (including fuel, maintenance, and insurance costs) associated with the operation of our fleet of owned aircraft. Our fleet of leased and owned aircraft currently consists of:

	United Kingdom		Australia		Canada
	Leased	Owned	Leased	Owned	Leased	Owned
Fixed Wing Aircraft	0	2	2	1	1	0
Helicopters	0	0	0	4	2	6
     As our Canadian operations expand, we intend to purchase two additional helicopters to replace our leased helicopters in Canada and to serve as a back-up for our Canadian fleet. Until we are able to purchase the number of helicopters necessary to support our operations, we intend to continue to lease such helicopters. In connection with the traffic reporting services we have commenced in the United Kingdom, we purchased two fixed wing aircraft.
     Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial airtime inventory. General and administrative expenses consists of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate executive officers, compensation expense related to stock options and legal and accounting fees as well as expense from doubtful accounts. Expenses other than selling expenses are generally spread evenly over the applicable fiscal year.
Basis of Presentation
     We have derived substantially all of our revenue to date from our Australian and Canadian operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended March 31, 2008 and 2007, December 31 and September 30, 2007 and 2006, and applicable to our balance sheet data as of March 31, 2008 and June 30, 2007 are set forth below:
Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2008	0.9060	March 31, 2008	0.9131
Three month period ended December 31, 2007	0.8890
Three month period ended September 30, 2007	0.8483
Three month period ended March 31, 2007	0.7863
Three month period ended December 31, 2006	0.7718
Three month period ended September 30, 2006	0.7541
		June 30, 2007	0.8493
Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2008	0.9954	March 31, 2008	0.9752
Three month period ended December 31, 2007	1.0189
Three month period ended September 30, 2007	0.9566
Three month period ended March 31, 2007	0.8534
Three month period ended December 31, 2006	0.8776
Three month period ended September 30, 2006	0.8922
		June 30, 2007	0.9386

United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2008	1.9783	March 31, 2008	1.9837
Three month period ended December 31, 2007	2.0438
Three month period ended September 30, 2007	2.0217
Three month period ended March 31, 2007	1.9551
Three month period ended December 31, 2006	1.9174
Three month period ended September 30, 2006	N/A
		June 30, 2007	2.0088
     As reflected above, the U.S. dollar has weakened significantly compared to the Australian dollar and the Canadian dollar since the three and nine month periods ended March 31, 2007. This weakening of the U.S. dollar causes both the Australian and Canadian revenue and expenses to be higher than they otherwise would be if the exchange rates were consistent for both periods. We estimate that the impact from the currency changes on our operating results for the three and nine month periods ended March 31, 2008 compared to three and nine month periods ended March 31, 2007 has been to increase income statement amounts as follows:

	Three months	Nine months
	ended	ended
	March 31, 2008	March 31, 2008
	(in thousands)	(in thousands)
Australia
Net revenue	$1,420	$4,016
Operating expense	747	2,053
Sales, general & administrative expense	319	879
Canada
Net revenue	210	535
Operating expense	235	575
Sales, general & administrative expense	85	211
Canada & Australia combined
Net revenue	1,630	4,551
Operating expense	982	2,628
Sales, general & administrative expense	404	1,090
     When discussing changes in income statement accounts from the three and nine month periods ended March 31, 2007, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
     Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. Over the past five fiscal years, however, the impact of seasonality has been masked by the rapid revenue growth, and in certain cases, favorable exchange rate movements, as the quarter ending March 31 revenues have exceeded the quarter ended September 30 revenues for these fiscal years. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.
Results of Operations
Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007
     Revenues. Revenues increased from approximately $7.6 million for the three months ended March 31, 2007 to approximately $12.2 million for the three months ended March 31, 2008, an increase of approximately 60.5%. The increase in revenues was primarily driven by a $3.7 million increase in revenues from our Australian operations. Additionally, revenues from the sale of inventory related to our Canadian operations increased to approximately $1.5 million from approximately $0.6 million in the previous year quarter. The increase in our Australian revenues included increases of approximately $3.4 million from our Radio Network and $0.3 million from our TV Network. Of the increase in revenues from our Radio Network, approximately $2.7 million was attributable to revenue associated with traffic reporting services and approximately $0.7 million was attributable to revenue associated with news reports. The most significant portion of the revenue increase in both Australia and Canada is due to selling more advertising spots than during the previous period, followed by the favorable currency fluctuation discussed above (see tables below for results in local currency). Although we provided service to ten radio stations in the United Kingdom during the three months ended March 31, 2008, we did not generate any revenues from our United Kingdom operations.

     Operating expenses. Operating expenses increased from approximately $5.8 million for the three months ended March 31, 2007 to approximately $7.7 million for the three months ended March 31, 2008, an increase of approximately 32.8%. Approximately $1.2 million of the increase pertained to our Australian operations. Of that amount approximately $1.1 million pertained to our traffic operations, approximately $0.1 pertained to out TV operations and approximately $0.1 million pertained to our news operations. The increase in expenses related to our traffic operations primarily resulted from an increase of approximately $0.2 million in employee costs and an increase of approximately $0.9 million in station compensation. The increased operating costs for both news and TV pertained primarily to station compensation. Approximately $0.3 million of the increase pertains to our operations in Canada, including a $0.2 million increase in employee costs and a $0.1 million increase in station compensation. Operating costs increased approximately $0.3 million due to expenses incurred by UK Traffic Network, which had not commenced providing service during the prior period. UK Traffic Network began providing traffic reporting stations to nine additional stations during the three months ended March 31, 2008. We anticipate that our operating expenses associated with the UK Traffic Network will increase significantly in the future as a result of UK Traffic Network’s commencing the provision of services to the radio stations added during the three months ended March 31, 2008 and costs that will be incurred to provide service for the Highways Agency Traffic Radio contract that commences July 1, 2008.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $2.8 million for the three months ended March 31, 2007 to approximately $4.0 million for the three months ended March 31, 2008, an increase of approximately 42.9%. Approximately $0.5 million of the increase pertains to corporate overhead, including an increase of approximately $0.1 million related to the granting of stock options. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $0.2 million for the three months ended March 31, 2008 and $0.1 million for the three months ended March 31, 2007. Overhead costs increased approximately $0.2 million due to employee costs, $0.1 million related to compliance with the Sarbanes-Oxley Act of 2002 and $0.1 million from increases in NASDAQ listing and Delaware franchise fees. Selling, general and administrative expenses increased approximately $0.6 million in Australia due to approximately $0.5 million in higher sales personnel costs primarily associated with increased sales during the period and approximately $0.1 million in increased administrative personnel costs, primarily associated with an expansion of our information technology department. Selling, general and administrative costs increased approximately $0.1 million due to start up costs for Mobile Traffic Network and decreased approximately $0.1 million in the United Kingdom due to decreased legal costs. The change in the overhead allocation (which eliminates in consolidation) from the three months ended March 31, 2007 was an increase of $0.2 million for Global Traffic Network and a reduction of $0.1 million for both Australia Traffic Network and Canadian Traffic Network. Sales expense as a percentage of revenue in Australia decreased from approximately 14.0% for the three months ended March 31, 2007 to approximately 13.9% for the three months ended March 31, 2008.
     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.2 million for the three months ended March 31, 2007 to approximately $0.4 million for the three months ended March 31, 2008. The increase is mainly due to our acquisition of six helicopters in Canada, including helicopters purchased after the three months ended March 31, 2007. We expect to purchase two additional helicopters for use in our Canadian operations and incur capital expenditures for required engine overhauls in the future. Consequently, we anticipate that depreciation and amortization will continue to increase in future quarters.
     Interest expense. Interest expense decreased from approximately $30,000 for the three months ended March 31, 2007 to approximately $21,000 for the three months ended March 31, 2008. The decrease was primarily due to lower amounts of debt outstanding in Australia primarily due to regularly scheduled principal amortization.
     Other (income). Other (income) increased from approximately $(0.2) million for the three months ended March 31, 2007 to approximately $(0.4) million for the three months ended March 31, 2008. The increase was primarily due to interest income on the proceeds of our follow-on offering, which closed July 31, 2007.
     Income tax expense. Income tax expense increased from approximately $0.2 million for the three months ended March 31, 2007 to approximately $0.8 million for the three months ended March 31, 2008. The increase was primarily due to the increased net profit in Australia for the three months ended March 31, 2008 compared to the three month period ended March 31, 2007. The effective tax rate in Australia was 30.1% and 30.4% for the three month periods ended March 31, 2008 and 2007, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States, Canada or United Kingdom as a valuation allowance has been created for 100% of the tax loss carry forwards.
     Net income (loss). Net loss decreased from a net loss of approximately $(1.3) million for the three months ended March 31, 2007 to a net loss of approximately $(0.2) million for the three months ended March 31, 2008. Our decrease in net loss was primarily attributable to Australia Traffic Network’s operations, which increased net income from approximately $0.4 million for the three month period ended March 31, 2007 to approximately $1.8 million for the three month period ended March 31, 2008.
     Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended March 31, 2008 and 2007 were 0.9060 and 0.7863, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$11,860	$8,914	33.0%
Operating expenses	6,238	5,661	10.2%
Selling, general and administrative expenses	2,668	2,337	14.2%
Depreciation and amortization expense	228	226	0.9%
Interest expense	24	38	(36.8)%
Other (income)	(177)	(21)	742.9%
Income tax expense	867	205	322.9%
Net income	2,012	468	329.9%
     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended March 31, 2008 and 2007 were 0.9954 and 0.8534, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$1,478	$703	110.2%
Operating expenses	1,652	1,488	11.0%
Selling, general and administrative expenses	598	818	(26.9)%
Depreciation and amortization expense	174	55	216.4%
Interest expense	—	—	N/A
Other (income)	(4)	(77)	(94.8)%
Income tax expense	—	—	N/A
Net loss	(942)	(1,581)	(40.4)%
     Changes in key operating statistics for our United Kingdom operations are not presented because our United Kingdom operations have not generated revenue during the three month periods ended March 31, 2008 and 2007.
Nine Months Ended March 31, 2008 Compared With Nine Months Ended March 31, 2007
     Revenues. Revenues increased from approximately $21.9 million for the nine months ended March 31, 2007 to approximately $36.4 million for the nine months ended March 31, 2008, an increase of approximately 66.2%. The increase in revenues was primarily driven by a $12.1 million increase in revenues from our Australian operations. Additionally, revenues from the sale of inventory related to our Canadian operations increased approximately 120.0% to approximately $4.4 million from approximately $2.0 million in the previous period. The increase in our Australian revenues included increases of approximately $10.9 million from our Radio Network and $1.2 million from our TV Network. Of the increase in revenues from our Radio Network, approximately $8.4 million was attributable to our traffic reporting services and approximately $2.5 million was attributable to revenue associated with news reports. Although we provided service to ten radio stations in the United Kingdom during a portion of the nine months ended March 31, 2008, we did not generate any revenues from our United Kingdom operations.
     Operating expenses. Operating expenses increased from approximately $15.6 million for the nine months ended March 31, 2007 to approximately $22.1 million for the nine months ended March 31, 2008, an increase of approximately 41.7%. Approximately $4.5 million of the increase pertained to our Australian operations. Of that amount approximately $3.1 million pertained to our traffic operations, approximately $1.1 million pertained to our news operations and approximately $0.2 million pertained to our television operations. The increase in expenses related to our traffic operations primarily resulted from an increases of approximately $0.5 million in employee costs and approximately $2.6 million in station compensation, partially offset by a reduction of approximately $0.1 million in aviation costs. The majority of the increase from news operations pertained to contractual increases in station compensation to existing network affiliates and additional news affiliates added during the nine months ended March 31, 2007. We had 19 news network affiliates during the quarter ended March 31, 2007 and 22 news network affiliates during the quarter ended March 31, 2008. The increase in television operating expenses related primarily to station compensation. Approximately $1.3 million of the increase in operating expenses pertains to our operations in Canada. The increases in Canada include $0.7 million in employee costs, $0.5 million in station compensation and $0.1 million in rent. Operating expenses increased $0.8 million due to expenses incurred by UK Traffic Network. We anticipate that our operating expenses associated with the UK Traffic Network will increase significantly in the future as a result of UK Traffic Network’s commencing the provision of services to the additional radio stations subsequent to July 1, 2007 and costs that will be incurred to provide service for the Highways Agency Traffic Radio contract on July 1, 2008.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $7.4 million for the nine months ended March 31, 2007 to approximately $11.0 million for the nine months ended March 31, 2008, an increase of approximately 48.6%. Approximately $1.3 million of the increase pertains to corporate overhead, including increases of approximately $0.3 million related to the granting of stock options and restricted stock, approximately $0.3 million of costs related to compliance with the Sarbanes-Oxley Act of 2002, approximately $0.5 million in employee costs and approximately $0.2 million increase in NASDAQ listing fees and Delaware franchise fees. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $0.5 million for the nine months ended March 31, 2008 and $0.2 million for the nine months ended March 31, 2007. In addition, selling, general and administrative expenses associated with our Canadian operations increased by approximately $0.3 million over the prior year period. The increase in Canadian Traffic Network’s expense was primarily due to approximately $0.4 million increase in sales compensation due to increased staffing and commissions on the increased billing and a $0.1 million increase in bad debt expense offset by a decrease of approximately $0.2 million in general and administrative salaries due to the elimination of the compensation costs previously paid to the former president of Canadian Traffic Network during the nine month period ending March 31, 2007. Selling, general and administrative expenses increased approximately $2.0 million in Australia due to approximately $1.5 million in higher sales personnel costs primarily associated with increased sales during the period, approximately $0.3 million in increased administrative personnel costs and $0.1 million increase in travel costs, both primarily associated with the expansion of our information technology department, and approximately $0.1 million increase in bad debt expense. The change in the overhead allocation (which eliminates in consolidation) from the nine months ended March 31, 2007 was an increase of $0.3 million for Global Traffic Network and a reduction of $0.1 million for Australia Traffic Network and $0.2 million for Canadian Traffic Network. Sales expense as a percentage of revenue in Australia decreased from approximately 13.9% for the nine months ended March 31, 2007 to approximately 13.3% for the nine months ended March 31, 2008.
     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.7 million for the nine months ended March 31, 2007 to approximately $1.1 million for the nine months ended March 31, 2008. The increase is mainly due to our acquisition of six helicopters in Canada, including helicopters purchased during and after the nine months ended March 31, 2007. We expect to purchase two additional helicopters for use in our Canadian operations and incur capital expenditures for required engine overhauls in the future. Consequently, we anticipate that depreciation and amortization will continue to increase in future quarters.
     Interest expense. Interest expense decreased from approximately $0.1 million for the nine months ended March 31, 2007 to approximately $71,000 for the nine months ended March 31, 2008. The decrease was primarily due to lower amounts of debt outstanding following repayment of the $2.0 million shareholder note by Canadian Traffic Network on September 7, 2006 and lower amounts of debt outstanding in Australia due to principal repayments.
     Other (income). Other (income) increased from approximately $(0.5) million for the nine months ended March 31, 2007 to approximately $(1.2) million for the nine months ended March 31, 2008. The increase was primarily due to interest income on the proceeds of our follow-on offering, which closed July 31, 2007.
     Income tax expense. Income tax expense increased from approximately $0.7 million for the nine months ended March 31, 2007 to approximately $2.5 million of expense for the nine months ended March 31, 2008. The increase was primarily due to the increased net profit in Australia for the nine months ended March 31, 2008 compared to the nine month period ended March 31, 2007. The effective tax rate in Australia was 30.2% and 30.3% for the nine month periods ended March 31, 2008 and 2007, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States, Canada or United Kingdom as a valuation allowance has been created for 100% of the tax loss carry forwards.
     Net income (loss). Net income (loss) increased from approximately $(2.1) million net loss for the nine months ended March 31, 2007 to net income of approximately $0.8 million for the nine months ended March 31, 2008. Our increase in net income was primarily attributable to Australia Traffic Network’s operations, which increased net income from approximately $1.6 million for the nine month period ended March 31, 2007 to approximately $5.7 million for the nine month period ended March 31, 2008.
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$36,298	$25,778	40.8%
Operating expenses	18,599	15,441	20.5%
Selling, general and administrative expenses	7,980	6,599	20.9%
Depreciation and amortization expense	666	672	(0.9)%
Interest expense	81	133	(39.1)%
Other (income)	(315)	(42)	650.0%
Income tax expense	2,807	902	211.2%
Net income	6,480	2,073	212.6%
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$4,384	$2,337	87.6%
Operating expenses	4,946	4,105	20.5%
Selling, general and administrative expenses	1,827	1,940	(5.8)%
Depreciation and amortization expense	493	153	222.2%
Interest expense	—	43	(100.0)%
Other (income)	(19)	(77)	(75.3)%
Income tax expense	—	—	N/A
Net loss	(2,863)	(3,827)	(25.2)%
     Changes in key operating statistics for our United Kingdom operations are not presented because our United Kingdom operations have not generated revenue during the nine month periods ended March 31, 2008 and 2007.
Liquidity and Capital Resources
     At March 31, 2008 the Company’s primary source of liquidity was cash and cash equivalents of approximately $38.2 million. At March 31, 2008, the Company also had approximately $1.8 million available under its overdraft credit line. The overdraft credit line is denominated in Australia dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at March 31, 2008.
     Operating activities. Cash provided by operating activities was approximately $3.6 million for the nine months ended March 31, 2008, due mainly to both positive net income adjusted for non-cash expenses, and, to a lesser extent, by positive changes in working capital. The major components of working capital was an increase in accounts payable and accrued expenses and an increase in income taxes payable, which relates to the accrual of income taxes not yet due, which were partially offset by an increase in accounts receivable associated with the increased billing in the period.
     Investing activities. Cash used in investing activities was approximately $2.6 million for the nine month period ended March 31, 2008. The cash used for investing activities was primarily for capital expenditures, mainly for the acquisition of two helicopters in Canada (including a helicopter to replace a helicopter that was destroyed in a February 2007 crash), and two fixed wings aircraft for the United Kingdom. The insurance proceeds related to the Canadian helicopter accident were received in the previous fiscal year.
     Financing activities. Cash provided by financing activities was approximately $29.2 million for the nine months ended March 31, 2008. On July 31, 2007 we consummated a follow-on public offering in which we sold 5,175,000 shares of our common stock at a price to the public of $6.25 per share. The net cash received in the quarter from the follow-on offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $29.7 million. We also reduced our outstanding debt during the period by $0.5 million, primarily by regularly scheduled principal amortization of the outstanding balances.
     The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by the Company. However, our capital requirements depend on many factors, including, without limitation, the nature and pace of our contemplated expansion in the United Kingdom (including the planned acquisition of UBC Media Group’s commercial division) and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission.
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
     Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:
•	our inability to compete successfully with current or future competitors within our industry;

•	our inability to retain members of our executive management or other key employees;

•	the termination or impairment of our relationships with key network affiliates;

•	the termination or impairment of our advertiser relationships;

•	our inability to manage our growth effectively;

•	our expansion into international markets is unsuccessful;

•	fluctuations in foreign currency exchange rates and results of hedging transactions, if any;

•	additional financing, if required, is unavailable;

•	unforeseen litigation; and

•	our inability to manage future acquisitions.
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
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.4 million on annual basis based on the balances at March 31, 2008. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. Our total outstanding long-term debt as March 31, 2008 was approximately $1.1 million. Of the outstanding long-term debt, only approximately $0.1 million consists of a variable interest rate while the remainder was subject to a fixed interest rate. In addition, we had no money outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk. Assuming our level of borrowings (including the bank overdraft line of credit) as of March 31, 2008, a one percentage point increase in interest rates under these borrowings would have increased our interest expense approximately $1,000 annually.

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
Accounts receivable
     The Company’s receivables do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue. However, one advertising agency that represents a number of our advertising clients constituted approximately 11% of our revenues for the nine months ended March 31, 2008 and approximately 7% of our net accounts receivable as of March 31, 2008.
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
     As of December 31, 2007, the Company had remaining proceeds from the initial public offering of approximately $6.8 million. During the quarter ended March 31, 2008, the Company used approximately $1.3 million for capital expenditures, primarily to purchase two fixed wing airplanes for the United Kingdom and one helicopter for Canada. As of March 31, 2008, the Company had remaining proceeds from the initial public offering of approximately $5.5 million.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders at The Four Seasons Hotel Las Vegas, 3960 Las Vegas Boulevard South, Las Vegas, Nevada 89119, on Wednesday, February 20, 2008. At the meeting, our stockholders took the following actions:
          (i) The stockholders approved a proposal to change the Company’s state of incorporation from Delaware to Nevada through a merger of the Company with a wholly-owned Nevada subsidiary. There were 10,235,495 votes cast for the proposal; 2,948,627 votes were cast against the proposal; 4,200 votes abstained; and there were no broker non-votes.
          (ii) The stockholders elected six directors to serve as members of our Board of Directors until the next annual meeting of stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld
William L. Yde III	14,998,218	9,891
Dale C. Arfman	14,919,543	88,566
Gary O. Benson	14,998,218	9,891
Shane E. Coppola	14,998,218	9,891
Stuart R. Romenesko	14,998,218	9,891
Gary L. Worobow	14,998,218	9,891
          (iii) The stockholders ratified the appointment of BDO as our independent registered public accounting firm for the fiscal year ending June 30, 2008. There were 14,988,644 votes cast for the proposal; 11,625 votes were cast against the proposal; and 8,200 votes abstained; and there were no broker non-votes.
Item 5 Other Information.
          Results of Operations and Financial Condition.
     The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On May 13, 2008, Global Traffic Network, Inc. issued a press release reporting the financial results for its third fiscal quarter ended March 31, 2008. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Item 6. Exhibits
(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 13, 2008.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ William L. Yde III
Name:	William L. Yde III
Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Scott E. Cody
Name:	Scott E. Cody
Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Dated: May 13, 2008

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 13, 2008.