Form 10-K
period 2008-06-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2008-09-09
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to
Commission File No. 0-51838
Global Traffic Network, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-1117834
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
880 Third Avenue, 6th Floor
New York, New York 10022
(Address of principal executive offices)(Zip Code)
(212) 896-1255
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class:	on which Registered:
Common Stock, $.001 par value	The Nasdaq Stock Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $76.7 million as of December 31, 2007 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.
     As of August 31, 2008, the registrant had 18,156,133 shares of common stock outstanding.

Part I
Item. 1 Business
Our Company and Its Subsidiaries
     Global Traffic Network, Inc. (“Global Delaware”) was a Delaware corporation formed on May 16, 2005 to be a holding company. On December 12, 2007 Global Delaware formed a wholly owned subsidiary, Global Traffic Network, Inc., a Nevada corporation (“Global Nevada”), for the purpose of changing Global Delaware’s state of incorporation from Delaware to Nevada. The re-incorporation was completed on February 26, 2008 when Global Delaware merged with and into Global Nevada, with Global Nevada remaining as the surviving corporation. All references in this report to “we”, “us”, “our”, “our company” and “the Company” pertain to Global Delaware for time periods prior to the merger and to Global Nevada for time periods following the merger. Our direct and indirect wholly-owned subsidiaries include The Australia Traffic Network Pty Limited, an Australian proprietary company organized on June 20, 1997 and registered under the Corporations Act of Australia, Global Traffic Canada, Inc., a Delaware corporation incorporated on May 20, 2005, Canadian Traffic Network ULC, an Alberta business corporation formed on July 5, 2005, Global Traffic Network (UK) Limited, a private company limited by shares incorporated in England and Wales on October 19, 2006 and Mobile Traffic Network, Inc., a Nevada corporation incorporated on March 7, 2008. We refer to these entities throughout this report as “Australia Traffic Network”, “Global Canada”, “Canada Traffic Network”, “UK Traffic Network” and “Mobile Traffic Network”, respectively.
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
Overview of Our Business and Its History
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio and television stations in Australia and Canada. We also provide news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. We also provide traffic reports to a limited number of radio stations in the United Kingdom. We derive the substantial majority of our revenues from the sale to advertisers of commercial advertising inventory embedded within these information reports. We obtain our advertising inventory from radio and television stations in exchange for information reports and/or cash compensation. We provide broadcasters in international markets a cost-effective alternative to gathering and delivering their own traffic and news information reports and offer advertisers an efficient, broad-reaching alternative to that offered by traditional radio and television stations. In the United Kingdom, in addition to the sale of commercial advertising inventory, we also generate revenue by providing services to the Highway’s Agency under a Traffic Radio Services Contract that is discussed below under “UK Traffic Network.” Revenue derived from the Highway’s Agency constitutes substantially all of our current revenue in the UK market.
•	Australia Traffic Network. We began providing traffic reports to radio stations in Australia in 1997 and we currently deliver traffic reports to radio stations and traffic reports, video and other services to television stations in Australia. We currently deliver traffic information reports to 76 radio stations in 19 Australian markets. In July 2005, we began leveraging our radio traffic reporting services as a platform to launch advertising imbedded in news reports on radio stations in Australia, and we currently obtain news advertising inventory from 22 radio stations in seven Australian markets. We also provide traffic reports and/or video services to 14 television stations in seven Australian markets.

According to AC Nielsen, our Australian information reports have a weekly reach of approximately 7.5 million radio listeners (ages ten and over), which represents over 94% of the commercial radio listeners, and approximately 7.7 million television viewers (ages 14 and over), which represents over 62% of the commercial television viewers, in each case throughout the five major Australian markets.

The number of Australian network affiliate stations from which we receive advertising inventory and the number of Australian markets in which we operate are set forth below:

	Number of	Number of
Australia	Affiliate Stations	Markets
Radio traffic reports	76	19
Radio news reports	22	7
TV reports	14	7
We also provide traffic reports to approximately 14 stations on the ABC radio network, which is the public, non-commercial radio network in Australia. Although we are acknowledged as the source of the traffic reports we provide to the ABC stations, the stations are not included in the table above or any other analysis contained in this report because we receive no advertising inventory from the ABC stations due to the non-commercial nature of their broadcast operations.

We conduct our Australian business operations through Australia Traffic Network, which became our wholly-owned subsidiary as a result of the Share Exchange.

•	Canadian Traffic Network. We began delivering traffic reports to radio stations in Canada in December 2005 and we currently deliver traffic and/or news information reports to approximately 74 radio stations and five television stations. Effective April 2, 2007, we acquired substantially all of the assets of Wise Broadcasting Network Inc. after which we commenced providing news, weather, sports and business information reports to radio stations on a limited basis. This information is primarily aggregated from third parties. According to BBM Canada, the Canadian industry consortium for audience ratings, our Canadian information reports have a weekly reach of more than 7.5 million radio listeners (ages 18 and over), which represents over 29% of the commercial radio listeners, and a weekly reach of more than 1.7 million television viewers (ages 18 and over), which represents approximately 7% of commercial television viewers, in Canada.

The number of Canadian network affiliate stations from which we receive advertising inventory and the number of Canadian markets in which we operate are set forth below:

	Number of	Number of
Canada	Affiliate Stations	Markets
Radio traffic reports	63	7
Radio news, sports, business and weather reports	18	3
TV reports	5	5
We intend to add TV reports in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves. Through our acquisition of Wise Broadcasting Network Inc., we also began selling advertising and providing content for various digital signage outlets in Canada, but we do not anticipate this becoming a material part of our business.

We conduct our Canadian business operations through Canadian Traffic Network, our indirect wholly-owned subsidiary.

•	UK Traffic Network. We recently started to explore opportunities for expansion into several European markets and have formed a subsidiary in the United Kingdom (UK Traffic Network) to operate our UK business. We currently provide radio traffic reporting services to eleven stations in the United Kingdom, but did not generate any revenue during the year ended June 30, 2008. In August 2008, the UK Traffic Network did generate a small amount of revenue from our traffic reporting services. In addition, effective July 1, 2008, UK Traffic Network began providing service under a Traffic Radio service contract with the United Kingdom’s Highways Agency, which is an executive agency of the United Kingdom Department for Transport responsible for operating, maintaining and improving the strategic trunk road network in England on behalf of the Secretary of State for Transport. Under the terms of the agreement, the company will provide traffic radio reports via digital audio broadcasting stations throughout England, with a possible expansion of the service to Scotland, Wales and Northern Ireland. The initial annual revenue associated with the contract is approximately £2.6 million (or approximately $5.2 million) and the maximum revenue associated with the contract, assuming the expansion of service to all markets for the maximum contract period of 50 months is £14 million (or approximately $27.9 million). Although similar to our core business in that it involves broadcasting traffic reports over radio stations, our contract with the Highways Agency differs in that it is not advertising supported. Rather we are paid a fee by the Highways Agency to provide our Traffic Radio service. We have put in place an infrastructure to support our obligations under the Traffic Radio contract.

On July 14, 2008 we have entered into a letter of intent to acquire the commercial division of UBC Media Group plc. UBC Media Group’s commercial division supplies traffic, news and entertainment information to approximately 250 radio stations in the United Kingdom in exchange for commercial airtime inventory that is then sold to advertisers. As contemplated by the letter of intent, the Company will acquire the share capital of the UBC Media Group subsidiary that conducts its commercial division operations for a closing date payment of £11 million (approximately $21.9 million based on the exchange rates at June 30, 2008) and additional contingent payments of up to £5.5 million (approximately $11 million) based upon the acquired business achieving net revenue targets during the 12 month period following the closing ranging from £11 million (approximately $21.9 million) to £13.6 million (approximately $27.1 million). In connection with entering into the letter of intent, the Company delivered an earnest money deposit of £350,000 (approximately $0.7 million) that will be credited towards the purchase price upon closing of the acquisition. The deposit remains refundable if either UBC Media Group elects not to proceed with the transaction or if conditions specified in the letter of intent are not satisfied and the Company elects not to proceed. The deposit will be forfeited if the Company elects not to proceed with the transaction for other reasons. Subject to specified exceptions, the Company has agreed not to solicit the customers of UBC Media Group’s commercial division for a period of six months following an election by the Company not to proceed with the transaction for any reason. Among other things, the planned acquisition is contingent upon completion of due diligence, negotiation of a mutually acceptable purchase agreement and receipt of approval by the shareholders of UBC Media Group plc. The letter of intent establishes an outside date of September 26, 2008 for entering into a stock purchase agreement and contemplates a closing by October 20, 2008, subject to satisfaction of certain conditions, some of which are not completely under the control of either party.
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
     We recently formed Mobile Traffic Network to pursue business opportunities related to a passive alerting technology for mobile phones for which we have filed for patent protection. The technology is designed to provide location aware information (e.g., traffic reports) that can be disseminated to users based on their proximity to specified cellular phone towers. Where applicable, information can be disseminated to users in the form of a ringtone, obviating the need for users to interact with their mobile phones in any manner. To date, Mobile Traffic Network’s operations have generated no revenue.
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
     The media advertising market has experienced many changes and innovations in recent years, particularly the introduction and rising popularity of non-traditional media outlets such as internet, broadband wireless, cable television and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders. Although advertisers continue to seek out radio and television audiences, audiences are more fragmented and traditional broadcasters increasingly compete with these additional media platforms. This trend has resulted in more mature advertising markets with limited or no growth, which increases the pressure on traditional broadcasters to manage their operations and expenses in a cost-effective manner.
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
Our Business Model, Products and Services
     We are well positioned to capitalize on the desire of radio and television broadcasters to deliver traffic information to audiences in a cost-effective manner and the desire of advertisers to reach a broad, demographically diverse audience using the traditional media of radio and television.
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
     We obtain information through an infrastructure that includes, among other things, helicopters, airplanes, cameras and remote monitoring systems, scanners, station listener lines, cellular phones, remote camera systems positioned on aircraft and external news gathering sources. We process the information and prepare and deliver reports that enable our network affiliates to provide listeners with accurate up-to-the-minute information. For our TV reports, we leverage the on-the-scene presence of our helicopters that are fitted with video camera systems to record and compile video footage.
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
     We currently obtain our Australian radio news advertising inventory from our news network affiliates in exchange for reimbursing them for the costs associated with their news departments, and/or paying cash compensation. References to the provision of news reports in Australia throughout this report refers to our purchase from radio stations of news advertising inventory embedded in news reports that we then make available to our advertisers.
     Our information-gathering infrastructure and the flexibility created by the ability to collect traffic information and thereby provide our services 24 hours per day, seven days per week to our network affiliates enables us to respond to changing conditions and enables our network affiliates to provide their listeners with accurate and up-to-the-minute news and traffic information. For example, responding to numerous radio and television station requests during the Canberra wild fires of 2003, our Sydney operations center provided video coverage and reports to radio and television stations, both affiliated and non-affiliated, throughout Australia and the world.
     As a result of our extensive network of operations and broadcasters, we often report important news stories and provide our network affiliates with live coverage of these stories. We are able to customize and personalize our reports of breaking stories using our network affiliates’ call letters from the scene of news events.
     We believe that our aircraft and other information-gathering technology and broadcast equipment have allowed us to provide high quality programming, and to retain and expand our base of network affiliates. We currently utilize three fixed-wing aircraft, four helicopters equipped with airborne camera systems, and 14 broadcast studios in Australia, eight helicopters, one fixed-wing aircraft, and six studios throughout Canada and two fixed wing aircraft and three broadcast studios in the United Kingdom.
     Delivery of Our Information Reports
     We provide daily scheduled customized information reports to network affiliates generally utilizing our own on-air broadcasters. We customize our information reports to meet each network affiliate’s requirements with respect to the number of information reports broadcast per day, the length of the information report, the time of the broadcast and the content of the information report, including the geographic area covered by the information report. We typically work closely with our network affiliates’ program directors, news directors, and general managers to ensure that our information reports meet their specifications and quality standards. Our network affiliates participate in the selection of the on-air broadcasters for their stations to ensure that each broadcaster’s style is appropriate for their stations’ formats. Our broadcasters often become integral “on-air personalities” on our network affiliates’ stations as a result of their on-air presence and interaction with the stations’ on-air personnel. In order to realize operating efficiencies, we endeavor to utilize our professional broadcasters on multiple stations within a particular market. Generally, each of our broadcasters delivers information reports to between two and four of our network affiliates, although we do provide exclusive talent for certain network affiliates or commonly owned network affiliates.
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

     Significant Network Affiliates
     Austereo Pty Limited (“Austereo”). Austereo, one of our Australian network affiliates, is the largest radio broadcaster in Australia and, as of June 30, 2008, provided us with approximately 22% of our Australian radio commercial advertising inventory. When sold to advertisers, this commercial advertising inventory accounts for a material amount of our Australian revenues. Effective July 1, 2008, we entered into a four year agreement under which we provide regularly-scheduled radio traffic reports to, and receive radio traffic report and radio news report inventory from, ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth.
     Australian Radio Network Pty Limited (“ARN”). ARN, a large radio broadcaster in Australia, provided us approximately 21% of our Australian radio commercial advertising inventory as of June 30, 2008. This inventory is provided under an agreement to provide traffic reporting services through June 2012 to eleven ARN stations in Sydney, Canberra, Melbourne, Brisbane and Adelaide and an agreement to acquire news radio commercial advertising inventory through January 2009 from eight ARN stations in Sydney, Melbourne, Brisbane and Adelaide.
     In addition, ARN and Austereo operate various joint ventures in Canberra and Newcastle. Stations under these joint ventures account for an approximately an additional 4% of our commercial advertising inventory in Australia.
     Corus Entertainment Inc. (“Corus”). On October 21, 2005, we entered into a three year agreement, commencing upon the provision of service in each of the markets with Corus, one of the largest radio broadcasters in Canada, to provide radio traffic reports on 24 radio stations throughout seven Canadian markets. Corus’ stations accounted for approximately 73% of our Canadian advertising inventory (excluding regional suburban stations) as of June 30, 2008. We currently provide traffic reporting services to 25 Corus radio stations.
     Generating Revenue Through Advertising Sales
     In exchange for our information reports and/or, for certain broadcasters, cash compensation, our network affiliates provide us with commercial advertising inventory that we sell to advertisers. Although we also sell our commercial advertising inventory directly to advertisers, a majority of our advertising revenue is placed through advertising agencies engaged by the advertisers. With the exception of standard agency commissions, we do not believe there is a material effect on our business when receiving orders for advertising placed through agencies versus those placed directly by advertisers. Our large network of affiliates in Australia and Canada allows us to offer advertisers the opportunity to reach a broad-based, local, regional or national audience through a single purchase of commercial advertising inventory from us.
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
     Similar to our typical radio advertisements, advertisements on our TV Network generally consist of ten second commercial messages immediately following regularly scheduled information reports. Typically, our TV reports and the commercial messages that follow them are broadcast live by an on-camera announcer wearing a shirt bearing the advertiser’s logo. The advertisers’ logo and/or a pre-submitted visual advertising message also generally appear at the bottom of the television screen through the report.
     Advertising on a Network Basis. Because we have numerous network affiliates in each of our markets, we believe that sponsorship package advertisements enable advertisers to reach more listeners, more often, in a higher impact manner than can be achieved through other advertising media. Due to our large base of network affiliate stations and the audience reach it provides, we offer advertisers the opportunity to reach a broad-based local, regional or national audience through a single purchase of commercial advertising inventory from us. Because we sell our radio commercial advertising inventory exclusively on a network basis, rather than station by station, we do not believe our advertising products compete directly with those offered by our local radio station network affiliates.
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

Australia	Canada

• Borders Bookstores	• Chrysler
• GIO Insurance	• Canadian Direct Insurance
• McDonalds	• General Motors
• New South Wales Lotteries	• HSBC
• Target Australia	• McDonalds
• Virgin Atlantic Airways	• Western Canada Lottery
     Although many large advertisers utilize our advertising platform, we maintain a broad and diverse customer base. No one advertiser comprises more than 3.5% of our revenue base and our top ten advertising customers represent only 26% of our overall advertising sales. However, one advertising agency that represents a number of our clients constituted approximately 12% of our revenues for the year ended June 30, 2008.
     Many of our larger advertising clients market their products by leveraging regional, national or global brands. Because our network-based advertising can reach broad-based, regional or national audiences, our advertising sponsorship packages appeal to these large, recognizable companies that seek a broader demographic reach than the narrow, specific demographic audience that individual radio stations generally deliver. Part of our operating strategy involves replicating our business model in additional international markets that will allow advertisers to reach major population centers around the world. We believe the appeal of our network-based advertising to customers with global brands will continue to increase as we expand the reach of our radio and television networks.

     Our Sales Force. We maintain an advertising sales force throughout Australia, Canada and the United Kingdom, located in markets where we have operation centers. Our advertising sales force is able to sell available commercial advertising inventory throughout their national markets in addition to selling such inventory in their local market, which we believe affords our sales representatives an advantage over certain of their competitors. For example, an advertiser can purchase commercial advertising inventory in multiple markets from our local sales representative in the city in which the advertiser is headquartered. Our advertising sales force in Australia is comprised of approximately 20 sales representatives and managers. The number of sales representatives in an individual market ranges up to nine depending on the size of the market and the number of potential national and regional advertising clients headquartered in the market. Specialized programs and marketing campaigns, which support nationwide sales and other special forms of advertising, are managed from our Australian headquarters in Sydney, Australia. In Canada, we currently have a corporate and sales office in Toronto and marketing offices in Montreal, Vancouver and Calgary. We intend to continue to expand our Canadian sales force as our operations expand. Our Canadian sales force, including sales management, currently consists of approximately eleven people. Our sales staff currently consists of five employees in the United Kingdom.
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
•	Leading market share in our established markets. We are the largest third-party provider of traffic reports to radio and television stations in Australia and have a majority of the market. We have 76 affiliate stations in 19 markets for radio traffic reports and 14 affiliate stations in seven markets for TV reports. We also maintain significant inventory of advertising embedded within radio news reports with 22 affiliate stations in seven markets. Our market share gives us the ability to offer an advertising platform that reaches a larger audience than otherwise available to traditional radio and television advertisers.

•	Larger network audience for advertisers. We reach approximately 7.5 million radio listeners and approximately 7.7 million television viewers in the five largest Australian markets on a weekly basis and more than 7.5 million radio listeners and more than 1.7 million television viewers in Canada on a weekly basis. Our business model enables us to aggregate those respective radio and television audiences and offer advertisers a critical mass of listeners and viewers than can be reached with their marketing messages in a cost-effective manner. Other advertising alternatives currently available to advertisers to reach that same audience size typically require significant resources for them to contact, negotiate, create and deliver their advertising to many individual stations.

•	Established relationships with leading global advertisers. We have been selling our commercial airtime inventory to our advertising clients, many of which are leading global companies, for more than ten years in Australia and have consistently provided advertisers with a broad-based, local, regional or national audience through a single purchase of commercial advertising inventory. Since July 1, 2006, our advertising customers have included nine of the top ten Australian advertisers and 16 of the top 20 global advertisers, as published by AdvertisingAge. We believe our strong relationships with global advertisers will provide us with a significant advantage in cross-selling our advertising inventory as we enter new markets.

•	Leverageable operating structure. Our business model is leverageable and offers a significant advantage because we derive incrementally higher margins as we add network affiliates, provide additional types of reports to network affiliates and sell more advertising inventory.

•	Experienced management team. The members of our senior management team have extensive experience in building operations to provide information reports to broadcasters. Our senior management has demonstrated the ability to successfully grow our business organically through expansion into new geographic markets. As a group, our executive officers have an average of over 20 years of experience in the broadcast industry.
Our Strategy
     Our objective is to become the leading aggregator of premium radio and television advertising inventory in the markets we serve. Key elements of our strategy include:
•	Expand the geographic markets we serve. We began our operations in Australia in 1997, commenced operations in Canada in December 2005 and began broadcasting in the United Kingdom in October 2007, generating our initial revenues in August 2008. We typically target markets that have: (i) large population clusters in tight geographic areas; (ii) a free market advertising culture similar to the United States; and (iii) established information centers for traffic data. We intend to leverage our existing customer base of global marketers to sell our advertising inventory in the new markets that we enter, enabling advertisers to efficiently, effectively and economically reach major population centers.

•	Increase the number of network affiliates using our radio traffic reports within existing markets. Although we currently operate in the ten largest population centers in Australia and in seven of the largest population centers in Canada, we believe that there are substantial opportunities for continued growth in our radio networks. As new radio licenses continue to be issued in Australia, we believe that opportunities are available to increase market penetration by establishing relationships with newly-established radio stations. We are currently exploring and plan to enter the remaining large markets in Canada that we find to be economically feasible. In addition, because our operations in Canada are still at a relatively early stage, there is significant opportunity for growth by adding network affiliates in our existing markets.

•	Accumulate additional advertising inventory by continuing to expand the scope of our information reports. We intend to leverage our established relationships with broadcasters in the Australian and Canadian markets by continuing to expand the scope of our information reports.
Radio News Reports. We believe that consolidation in the radio industry may increase the demand for our radio news reports as radio station owners are likely to increase their outsourcing of various programming elements in order to lower costs. We plan to focus on increasing the number of radio stations broadcasting our radio news reports within our current markets, either by providing the service ourselves or purchasing the radio stations’ embedded news advertising availabilities. We believe this will in turn increase our commercial advertising inventory, expand our audience reach and result in increased revenue from the sale of such inventory.

TV Reports. We have developed an infrastructure of airborne video surveillance and broadcast equipment. In addition, through agreements with various governmental agencies, we have access to over 1,500 static mounted traffic surveillance cameras in Australia and approximately 450 static mounted surveillance cameras in Canada. We use this infrastructure to offer traffic and breaking news reports to our television broadcasters and currently provide service to 14 television stations in seven Australian markets and five television stations in five Canadian markets. In many of our television markets, we provide TV reports that include proprietary video coverage from our helicopters that can cover news stories and traffic conditions at any time, subject to weather conditions and air traffic control restrictions. In addition, our access to strategically located fixed-position ground-based camera systems offer network affiliates coverage of crucial traffic arteries and allows us to provide panoramic views of the cities in which such cameras are located. We intend to expand our TV reports to additional network affiliates in our Australian and Canadian markets, which would provide us with additional advertising inventory.
•	Continue to strengthen marketing, sales and inventory management operations. We continue to implement new operating strategies to increase revenue growth and drive profitability. In order to increase the percentage of our commercial advertising inventory sold, we have: (i) increased our sales force and acquired extensive research and sales and marketing materials; (ii) hired additional sales managers to better manage the activities of our sales representatives; and (iii) automated our commercial advertising inventory management system to improve inventory control and pricing.

•	Grow our business through strategic acquisitions. Historically, our expansion strategy has focused on organic growth. Although we expect that organic growth will continue to be a significant source of expansion, we also intend to explore growth through the acquisition of businesses that have strong relationships with broadcasters which we can leverage. For example, in April 2007, our Canadian operations acquired substantially all the assets of Wise Broadcasting Network Inc. Currently, we have a letter of intent to purchase the commercial division of UBC Media Group plc, which has approximately 250 radio traffic, news and entertainment news affiliates throughout the United Kingdom.
Corporate Structure
     Our operations in Australia and Canada have been organized into marketing regions. A region generally has a Regional Sales Manager who oversees a sales staff charged with reaching sales goals. The Regional Sales Manager also is responsible for the direct selling of commercial advertising inventory to advertisers. A National Director of Sales who reports to our Australian President (Australia) has oversight responsibility for the Regional Sales Managers and maintains a selective listing of significant advertisers. By requiring the Regional Sales Managers and the National Director of Sales to maintain advertising clients in addition to their management responsibilities, we believe that our managers remain better apprised of advertising conditions. In Canada, our regional sales manager and certain sales staff report directly to our Senior Vice President and Director of International Sales. As our sales staff in Canada expands, we may hire additional Regional Sales Managers that will report to or Senior Vice President and Director of International Sales.
     Each of our Australian and Canadian markets is overseen by a Director of Operations who is responsible for all aspects of the day-to-day operations in a defined market or markets. Each Director of Operations is responsible for supervising all of the broadcasters, airborne reporters, producers, editors, and writers in such Director’s operation center. Moreover, the Director of Operations is responsible for maintaining day-to-day relations with network affiliates and pursuing relationships with unaffiliated stations. We employ a National Director of Operations in Australia who supervises the Directors of Operation in that country and who reports to the same person as the National Directors of Sales. Our Senior Vice President and Director of International Sales, who is currently stationed in Canada and oversees the day-to-day operations in that country, and the President of Australia Traffic Network report to our Chief Executive Officer and President.
     We have recently developed an infrastructure in the United Kingdom consistent with our approaches in Australia and Canada to service our radio traffic network affiliates and the Highways Agency Traffic Radio contract.

Competition
     We market our information reports to radio and television stations in Australia, Canada and the United Kingdom, where we face various sources of competition in providing our information reporting services. We believe that single market operators and groups of stations (whether or not under common ownership) that prepare and deliver their own traffic and news reports comprise our primary competition. We also face competition in Canada from Skywords, Inc., a company that provides information reporting services in exchange for network-based advertising spots using a business model similar to ours. Consolidation in the radio and television markets may create additional opportunities and economies of scale for large radio and/or television groups to provide their own services, which would pose greater competition for us. In addition to providers of broadcast reports, there are also alternative means of compiling traffic information and delivering such information to the public. Certain governmental agencies, including some state, provincial and local departments of transportation, generate selected traffic flow data through strategically positioned cameras and/or sensors that monitor traffic flow, which could be used by our competitors or accessed by consumers. Most of these traffic systems and cameras, however, were built for purposes such as infrastructure planning, road operation and road safety, and were not designed to provide real-time traffic flow information to consumers and do not provide information reporting services in a manner that engages radio listeners and television viewers. As such, we do not believe such services are directly competitive with the information reporting services we provide. However, others may view these alternative sources of traffic data as competitors, and as demand for traffic information services and technologies increase, we expect that additional new competitors may enter the market in the future.
     Competitive factors in international markets will vary from market-to-market and may change over time. We believe that most European markets lack competitors that aggregate traffic information for radio and television broadcasters, and we do not believe any companies currently provide traffic reports in exchange for advertising inventory outside of the United Kingdom. As such, we believe this is an optimal time to explore expansion into certain European markets. If we do not complete the acquisition currently contemplated by our letter of intent with UBC Media Group plc, we will face competition from ITIS Holdings plc, the owner of Trafficlink Limited, and UBC Media Group plc, which provide information reporting services to commercial radio stations and sell advertising acquired from these stations, respectively, and TrafficMaster Limited, which provides traffic data and services to the radio stations formally owned by GCap Media plc, which was one of the largest broadcasters in the United Kingdom.
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
Intellectual Property
     We do not have any material registered trademarks, nor do we believe that intellectual property is important to the success of our existing business. We allow our network affiliates to take credit for all of the information reports that we provide.
     Mobile Traffic Network has filed for patent protection for certain location aware software applications for mobile phones. Currently Mobile Traffic Network’s operations are not material to our Company’s consolidated operations; however, we believe that obtaining patent protection will be material to whether Mobile Traffic Network becomes a viable business. There has been no indication as to whether we will be successful in our pursuit for patent protection for these software applications.
Employees
     As a holding company, Global Traffic Network, Inc. currently employs six individuals. Australia Traffic Network currently employs approximately 57 full-time employees, 12 part-time employees and 15 independent contractors. Of these employees and independent contractors, approximately 55 were engaged in broadcasting and operations, 20 in sales and marketing and nine in general and administrative activities. Canadian Traffic Network currently employs approximately 49 individuals on a full-time basis and 17 on a part-time basis. Of these employees, approximately 52 were engaged in broadcasting and operations, eleven in sales and marketing and three in general and administrative activities. UK Traffic Network currently employs 24 full-time employees, one part-time employee and six independent contractors. Of these employees, 26 are employed in broadcasting operations, including Traffic Radio and five are employed in sales. Mobile Traffic Network currently employs three individuals. None of our employees or independent contractors is covered by a collective bargaining arrangement. We consider our relationship, and our subsidiaries’ relationships, with our employees to be good. We have never had a strike or work stoppage.
     In addition, we contract with outside sales agents for the sale of some of our advertising inventory. We generally enter into agreements with these agents that provide for compensation on a commission basis as well as standard confidential non-competition and non-solicitation covenants.

Properties
     We lease operation centers, broadcast studios and marketing and administrative offices in Australia, Canada and the United Kingdom. We lease approximately 10,000 square feet in the aggregate in Australia, approximately 15,000 square feet in the aggregate in Canada and approximately 1,000 square feet in the United Kingdom, pursuant to the terms of various lease agreements. For the year ended June 30, 2008, we incurred approximately $0.8 million in facilities rental expense.
Legal Matters
     We are not currently a party to any material litigation and are not aware of any threatened litigation that would have a material effect on our business.
Available Information
     We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and, as a result, we file periodic and current reports, proxy statements, and other information with the SEC. You may read and copy this information at the Public Reference Room of the SEC located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an internet site that contains periodic and current reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.
     The periodic and current reports, proxy statements, and other information that we file with the SEC, and any amendments thereto, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at www.globaltrafficnetwork.com (click on “Investor Relations” and “SEC Filings”) as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.
Item 1A. Risk Factors
     Some of the statements made in this report are forward-looking statements. These forward-looking statements are based upon our current expectations and projections about future events. When used in this report, the words “believe,” “anticipate,” “intend,” “estimate,” “expect” and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.
     Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:
•	our inability to compete successfully with current or future competitors within our industry;

•	our inability to retain members of our executive management or other key employees;

•	the termination or impairment of our relationships with key network affiliates;

•	the termination or impairment of our advertiser relationships;

•	our inability to manage our growth effectively;

•	our inability to successfully expand into additional international markets;

•	fluctuations in foreign currency exchange rates and the results of hedging transactions, if any;

•	our inability to obtain additional debt or equity financing, if required; and

•	unforeseen litigation.
     Industry data and other statistical information used in this report are based on independent publications, government publications, reports by market research firms or other published independent sources. Some data is also based on our good faith estimates, derived from our review of internal surveys and the independent sources listed above. Although we believe these sources are reliable, we have not independently verified the information.

     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described below.
Our past operating results may not be indicative of our future performance and we may be unable to continue operating successfully in our existing markets or to establish successful operations in additional markets.
     Our wholly-owned subsidiary, Australia Traffic Network, introduced its services in Australia in 1997. Through our indirect wholly-owned subsidiary, Canadian Traffic Network, we began delivering radio traffic reports to radio stations in Canada in December 2005 and generating revenue from our Canadian operations in January 2006. We formed UK Traffic Network in October 2006 and recently commenced operations in the United Kingdom but had not generated any revenue as of June 30, 2008. Although certain members of management have experience with providing traffic information in certain international markets, we have a limited history of providing our services in Canada and the United Kingdom and no experience providing our services in other international markets. See “We intend to expand into additional international markets and our inexperience in those markets increases the risk that our international expansion efforts will not be successful.” The success of any previous operations in Australia may not be indicative of the results of our efforts to provide continued or additional services in Australia, or to provide our services in Canada, the United Kingdom and other markets. The successful operation of our business in Australia, Canada, United Kingdom or other international markets, will require a certain level of continued capital expenditures and operating expenditures which we are committed to undertaking. There can be no assurance that we will be able to operate and expand our business as contemplated.
We have previously incurred operating losses in connection with the introduction of radio news reports inventory in Australia and we may be unable to conduct our expanded operations profitably.
     Although during the fiscal year ended June 30, 2008 we generated approximately $0.8 million more in revenues from the sale of inventory embedded in radio news reports than the direct operating costs relating to radio news report inventory (excluding sales compensation costs), since we began accumulating advertising inventory from certain network affiliate radio stations in Australia in July 2005 the direct operating costs related to radio news reports inventory had exceeded the revenue generated from the sale of such inventory. The direct operating costs relating to radio news reports inventory (excluding sales compensation costs) exceeded revenues from the sale of such inventory by approximately $1.3 million for the year ended June 30, 2006 and approximately $0.8 million for the year ended June 30, 2007. There can be no assurance that we will be able to continue to generate sufficient revenues to offset the additional operating expenses associated with acquiring radio news reports advertising inventory. Our news operating costs were approximately $3.6 million for the year ended June 30, 2006, approximately $5.3 million for the year ended June 30, 2007 and approximately $6.6 million for the year ended June 30, 2008.
We have incurred operating losses in connection with our expansion of operations into Canada and may be unable to operate profitably in Canada.
     In connection with our expansion in to Canada, we have incurred net losses of approximately $160,000 for the period from May 16, 2005 (inception) through June 30, 2005, $2.6 million for the year ended June 30, 2006, $3.8 million for the year ended June 30, 2007, and $3.1 million for the year ended June 30, 2008. We expect losses from our Canadian operations to continue as we continue to incur significant expenses and capital expenditures in connection with providing our service offerings, building our infrastructure and developing our base of advertisers. As of June 30, 2008, we have invested approximately $17.1 million in our Canadian subsidiary in the form of an intercompany advance. If our Canadian revenue grows more slowly than we anticipate, or if our Canadian operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability from our Canadian operations. Although our delivery of radio traffic reports in Australia has historically been profitable, we may be unable to replicate such profitable operations in Canada, due to cultural differences, regulatory restrictions, economic instability, or otherwise. If we are unable to operate profitably in Canada, we may be forced to abandon our Canadian operations without recovering the costs incurred in our expansion efforts, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
We have incurred operating losses in connection with our expansion of operations into the United Kingdom and may be unable to operate profitably in the United Kingdom.
     On October 19, 2006, we formed a wholly-owned subsidiary, UK Traffic Network, in anticipation of launching business operations in the United Kingdom. For the year ended June 30, 2008 UK Traffic Network incurred a net loss of approximately $1.8 million and for the year ended June 30, 2007, UK Traffic Network incurred a net loss of approximately $0.8 million. For the years ended June 30, 2008 and 2007, we had generated no revenue from the UK Traffic Network operations. Currently, the UK Traffic Network has eleven traffic network affiliates and an agreement to provide the Highways Agency service under the Traffic Radio contract. We also have a letter of intent to acquire the commercial division of UBC Media Group plc. Should the acquisition not occur, we would continue to incur losses in the United Kingdom while we attempted to build sufficient critical mass for our traffic network. In addition, should the letter of intent be terminated, we are precluded for a period of time from competing with UBC Media Group plc for network affiliates except in certain narrowly defined instances. It is unlikely we can operate profitably in the United Kingdom solely with our existing radio network affiliates. Even if we are able to expand our traffic network, if revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability from our operations in the United Kingdom. In addition, business operations in the United Kingdom (and especially the potential acquisition) will require significant management attention and financial resources that could otherwise be devoted to expanding operations in our existing markets. Although our provision of radio traffic reports in Australia has historically been profitable, we may be unable to replicate profitable operations in the United Kingdom due to cultural differences, regulatory restrictions, economic instability, or otherwise. If we are unable to operate profitably in the United Kingdom, we may be forced to abandon our operations there without recovering the up-front costs incurred in our expansion efforts, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.

There is significant risk and uncertainty surrounding our potential acquisition of the commercial division of UBC Media Group plc.
     There are numerous risks associated with our contemplated acquisition of UBC Media Group plc’s commercial division even if we proceed to consummate the transaction. Among these risks is our lack of experience with acquisitions in general and large acquisitions in particular. While certain members of management have experience with acquisitions of existing businesses (including traffic reporting services) the only acquisition we have made was that of Wise Broadcasting Network Inc., which was not material to the Company. Based on the exchange rates at June 30, 2008, the initial payment would be approximately $21.9 million with a potential additional $11.0 million in contingent deferred payments. Potential risks include issues overlooked or improperly assessed during the due diligence process, loss of key employees, radio stations and/or advertisers following completion of the transaction and additional competition arising after the acquisition. In addition, while there are similarities between the radio networks that UBC Media Group plc operates in the United Kingdom and our networks in Australia and Canada, the business models are not identical and may require significant transition, which may not prove successful. An inability to successfully transition the target company’s business model may result in a retrospective determination that we misjudged the true value of the target company’s business. These risks are increased by our relative inexperience in the United Kingdom market. In addition, since we are paying a high multiple of operating income for the commercial division, if we do not improve the performance of the acquisition, the amount of capital expended may be greater than the ultimate value of the acquisition. All of these potential risks may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
We have incurred operating losses in connection with our formation of Mobile Traffic Network and our contemplated expansion of its operations and may be unable to operate Mobile Traffic Network profitably in the United States or elsewhere.
     On March 7, 2008, we formed Mobile Traffic Network as a wholly owned subsidiary to take advantage of the opportunities surrounding applications using our passive alerting technology for mobile phones, for which we have applied for patent protection. As a new technology, there are significant risks and uncertainties involving these applications.
     Our intention is to initially offer traffic reports in the United States using our technology via arrangements with one or more mobile phone providers. There is no assurance that we will be able to come to a satisfactory agreement with any mobile phone carrier. Since we do not produce traffic information in the United States there is no assurance we will be able to enter into an agreement that will supply us with the data required to offer services. Even if we come to agreement with a mobile phone carrier and one or more suppliers of traffic data, those agreements may not be on terms attractive to us. Because we anticipate that our product offering will be mainly advertising supported, there is no assurance that sufficient mobile phone users will “opt in” to make our application an attractive advertising platform. Even if a critical mass of mobile phone users “opt in” to our application, we may not be successful in selling advertising opportunities on the platform to advertisers. In addition, we currently have no operations in the United States and our experience in selling advertising is limited to commercials broadcast on radio and television, for which there is an established advertising market. Our lack of presence in the United States (including an established sales staff) will likely increase our costs because it is unlikely that we will be able to take advantage of our existing infrastructure.
     There is also no assurance that the technology will work as planned or that our application for patent protection will be granted. Technology dependent industries are often characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. We could be subject to claims of infringement of third party intellectual property rights, which could result in significant expense and could ultimately result in the loss of intellectual property rights. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our application of which we are not aware. We may in the future receive notices of claims that our products infringe or may infringe intellectual property rights of third parties. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required, among other things, to pay substantial damages, cease offering our application, or obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms or at all.
     The market for mobile phone applications and related software is competitive and reliant on technology developments and adapting to changing market demands and consumer preferences. Even if we are able to develop and commercialize our application, we may face competition from one or more companies that introduce related technologies and applications. These companies may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer demands. They may also devote greater resources to the development, promotion and sale of their products than we do. If we are able to commercialize our application but unable to compete successfully with such companies, results of operations from Mobile Traffic Network, and consequently our Company as a whole, would suffer.

     Our level of expenditure on the technology and our product offering may be significant prior to our knowing whether the product has a likelihood of success. If we are unable to operate Mobile Traffic Network profitably, we may be forced to abandon our operations without recovering the up-front costs incurred, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
Our financial success depends on our ability to compete successfully in obtaining and maintaining contracts with radio and television stations and we may be unable to acquire or renew such contracts.
     The success of our business is largely dependent on our ability to maintain and acquire contracts with radio and television stations (“Affiliate Contracts”) in Australia, Canada, the United Kingdom and any other market into which we may expand our operations in the future. We face various sources of competition in providing our information reporting services. We believe that single market operators and groups of radio or television stations (whether or not under common ownership) that prepare and deliver their own traffic reports comprise our primary competition. Consolidation in the radio and television markets may create additional opportunities and economies of scale for large radio and/or television groups to provide their own traffic reporting services, which would pose greater competition to us. In addition to providers of broadcast reports, there are also alternative means of compiling traffic information and delivering such information to the public. Certain governmental agencies, including some state and local departments of transportation, generate selected traffic flow data through strategically positioned cameras or sensors that monitor traffic flow, which can be used by our competitors and directly accessed by consumers. Certain private entities generate selected traffic flow data and provide such information directly to consumers. We may also face future competition from providers of information reporting services that utilize new technologies to which we may not have access, both for the gathering and delivery of information. Such new technologies may reduce the demand for our services or render our services obsolete. Our current and potential competitors may offer alternative types of information services and may have substantially greater financial, technical, marketing or other resources than we do. There can be no assurance that our business will not be adversely affected by current or increased competition for acquiring Affiliate Contracts and providing information services in the markets in which we operate.
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
     Due to the short-term nature of our Affiliate Contracts, which generally range from one to four years, and because we deliver information reports to several of our network affiliates pursuant to unwritten arrangements or expired Affiliate Contracts that may be construed as cancelable at will, we are vulnerable at all times to competition from other providers of information reporting services and from stations or groups of stations that may elect to prepare and deliver their own information reports. If we are unable to maintain a significant number of our network affiliates, either due to non-renewal of our Affiliate Contracts upon expiration or termination of unwritten arrangements with network affiliates, our commercial advertising inventory would decrease, possibly significantly, which would likely lead to significant declines in revenues.
Our financial success depends on our ability to compete successfully in selling commercial advertising inventory to advertisers and we may be unable to sell such inventory.
     Our business success is dependent on our ability to sell our commercial advertising inventory that we receive from our network affiliates in exchange for providing our information reporting services and/or, for certain broadcasters, cash compensation. Selling advertising is highly competitive. We compete for advertising sales with radio and television stations, including our network affiliates, as well as with other media, including other forms of communications media such as newspapers, magazines, outdoor advertising, transit advertising, internet advertising, direct response advertising, yellow page directories and point-of-sale advertising, among others. As a result of the advertising competition we face, we experience and expect to continue to experience increased price competition, which could lower our rates for radio and television advertising and could result in a decline in our revenues for radio and television advertising, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
     In addition, our overall business is subject to competition from existing or future entities that provide information reporting services in exchange for network-based advertising spots using a business model that is similar to ours. We currently compete with such an entity in Canada, Skywords Inc., which primarily operates in the Toronto market, but which also operates in certain other Canadian markets in which we provide our services. In the United Kingdom should we not acquire the commercial division of UBC Media Group plc as contemplated by the letter of intent, we will face competition from Itis Holdings plc through its Trafficlink Limited subsidiary and UBC Media Group plc, which provide traffic reporting services to commercial radio stations and sell advertising acquired from those stations, respectively. We may also face competition from TrafficMaster Limited, which provides traffic data and services to stations formerly owned by GCap Media plc, which was one of the largest broadcasters in the United Kingdom. In the face of such competition, whether in Australia, Canada, the United Kingdom or any other market in which we introduce our services, we may not be able to provide information reporting services that are superior to our competitors’ or competitively priced against the services of our competitors. Even if we provide superior services, the presence of a competing service provider may lead to confusion and increase pricing competition, which may provide advertisers with additional leverage in negotiating the sale terms of our commercial advertising inventory. Such effects of competition may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our stock could decline as a result.

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
     Radio and television stations face increasing competition from new broadcast technologies, such as internet, broadband wireless, cable television and satellite television and radio, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms compete with radio and television stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. We are unable to predict the effect such technologies and related services and products will have on the radio and television broadcasting industry, but the capital expenditures required for us to implement such technologies could be substantial and other companies employing such technologies could compete with our radio and television affiliates.
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

The loss of Austereo Pty Limited or Australian Radio Network Pty Limited as one of our network affiliates in Australia would significantly decrease the amount of our commercial advertising inventory, which could have an adverse effect on our results of operations and our stock price.
     Austereo, one of our network affiliates, is the largest radio broadcaster in Australia and, as of June 30, 2008, provided us with approximately 22% of the Australian radio commercial advertising inventory (approximately 30% of such inventory from stations in our five largest Australian markets). When sold to advertisers, this radio commercial advertising inventory accounts for a material amount of our Australian revenues. Effective July 1, 2008, we entered into a four year agreement under which we which we provide regularly-scheduled radio traffic reports to and receive radio traffic report and radio news report inventory from ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth. ARN, a large radio broadcaster in Australia, provided us approximately 21% of our Australian radio commercial advertising inventory (approximately 26% of the inventory in our five largest Australian markets) as of June 30, 2008. When sold to advertisers, this radio commercial advertising inventory accounts for a material amount of our Australian revenues. This inventory is provided under a three year agreement effective January 2006 to provide traffic reporting services to eleven ARN stations in Sydney, Canberra, Melbourne, Brisbane and Adelaide and a 26 month agreement effective December 2006 to acquire news radio commercial advertising inventory from eight ARN stations in Sydney, Melbourne, Brisbane and Adelaide. Effective July 1, 2008, we entered into a four year agreement to provide traffic services that superseded the agreement that was scheduled to end December 2008 for the same radio stations as the previous contract. In addition, via various joint ventures, Austereo and ARN operate four radio stations in Canberra and Newcastle that account for approximately an additional 4% of our commercial advertising inventory in Australia. If we are unable to retain Austereo and/or ARN as a network affiliate, the amount of our radio commercial advertising inventory would decrease significantly. As a result, we would likely experience a corresponding or greater decrease in revenues from sales of our radio commercial advertising inventory, which may be compounded by the decrease in value of our Australian advertising network as a whole due to the reduction in our Australian audience reach. Should this occur, it would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.
The loss of Corus Entertainment, Inc. as one of our network affiliates in Canada would significantly decrease the amount of our commercial advertising inventory in Canada, which could have an adverse effect on our results of operations and our stock price.
     Corus Entertainment, Inc. (“Corus”), one of our Canadian network affiliates, is one of the largest radio broadcasters in Canada and its radio stations comprise over half of our affiliate network stations (excluding suburban regional stations) in Canada. Corus currently provides us with approximately 73% of the Canadian radio commercial advertising inventory we receive (excluding suburban regional stations). We have entered into an Affiliate Contract pursuant to which we will provide radio traffic reports to these stations for a three-year period commencing with respect to each station on the date we began providing services to such station (which was between December 2005 and April 2006). Either party could have terminated the agreement 18 months after the commencement of services by giving six months notice. The window to terminate the contract has passed so the contract will terminate between December 2008 and April 2009 unless renewed. If Corus were to not renew our agreement, and we were unable to replace their stations as network affiliates with comparable stations, we would have no network affiliates in several of our markets and would have a significantly reduced presence in terms of amount of commercial advertising inventory and audience delivery in the remaining markets. If this were to occur, it would be difficult for us to become profitable in Canada which would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.
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
     Nearly all of our expenditures will be made and nearly all of our revenues will be generated outside of the United States. However, we report our financial condition and results of operations in U.S. dollars. As a result, any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of our revenues and expenses. If foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. For example, the exchange rates to U.S. dollars from Australian dollars applicable to our income statement data for fiscal years 2008, 2007, 2006, 2005, 2004 and 2003 are approximately 0.8969, 0.7859, 0.7473, 0.7539, 0.7140, and 0.5850, respectively. Though we have determined it is not necessary and have not hedged our exposure to foreign currency exchange rate changes, we may choose to hedge our exposure to foreign currency exchange rate changes in the future. There is no guarantee such hedging, if undertaken, will be successful.

We intend to expand into additional international markets and our inexperience in those markets increases the risk that our international expansion efforts will not be successful.
     We began delivering radio traffic reports to certain Canadian network affiliates in December 2005. On October 19, 2006, we formed a wholly-owned subsidiary, UK Traffic Network, to operate our business in the United Kingdom. We also intend to explore future opportunities to expand our operations into additional international markets as opportunities present themselves and as our financial resources permit. Expansion into international markets requires significant management attention and financial resources, and our ability to provide radio traffic reports profitably in Australia may not be indicative of our results in Canada, the United Kingdom or in any other country in which we may attempt to expand. Certain members of our management have experience in operating a business similar to ours in Japan. In 1999, William L. Yde III, our Chairman, President and Chief Executive Officer, Dale C. Arfman, our Treasurer and Secretary among others founded Nihon (Japan) Traffic Network, a Japanese entity unrelated to us, which operated a traffic reporting service in the Japanese market (“Japan Traffic Network”). Japan Traffic Network invested significant funds in starting its Japanese operations and experienced a net loss of approximately $8 million from its inception in 1999 until January 2002, after which Japan Traffic Network ceased its operations. Gary O. Benson, another one of our directors, was a director of Japan Traffic Network. The risks and obstacles Japan Traffic Network faced in introducing operations in Japan are indicative of the types of risks and obstacles we may face generally if and when we expand into additional international markets, including:
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
     Our expansion into new Australian, Canadian, United Kingdom and other international markets and continued growth of our services in these markets may require significant additional capital resources. These future capital needs are difficult to predict. We may require additional capital in order to implement an expanded business model, to take advantage of certain opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Moreover, our day-to-day operations require the use of sophisticated equipment and technology. The maintenance and replacement of such equipment requires significant expenditures. In addition, the development of Mobile Traffic Networks’ mobile phone applications could require significant amounts of capital in order to pursue the opportunity, with no guarantee of future profitability. Since the date of our initial public offering in March 2006, we have used approximately $14.2 million of the $19.1 million of the net proceeds there from as of June 30, 2008. In addition, the letter of intent to purchase the commercial division of UBC Media Group plc contemplates an initial payment of approximately $21.9 million with potential additional payments of up to approximately $11.0 million within a little over a year from closing of the acquisition. The payments constitute a significant majority of our approximately $37.5 million on hand at June 30, 2008. While we believe that our current cash and cash equivalents and the availability of financing under our line of credit will be sufficient to fund our operations for the next 12 months, we may need to seek additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. As the terms and availability of financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed equity or debt financing is too high or the terms of such equity or debt financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders and the price of our common stock could decline as a result.

If we fail to manage our growth effectively by investing in the necessary infrastructure, the quality of our products and services may suffer, negatively impacting our Affiliate Contracts.
     Pursuant to our business plan, we have experienced, and continue to experience, rapid expansion of our business and operations which has placed, and will continue to place, significant demands on our management, operational, technical and financial infrastructure. Since March 2005, we have introduced advertising in radio news reports and expanded TV reports in Australia, commenced operations in seven Canadian markets and acquired a competitor in Canada. In the past year in the United Kingdom, we have commenced operations of a traffic reporting service, begun providing service to the Highways Agency under the Traffic Radio contract commencing July 1, 2008 and entered into a letter of intent to acquire the largest traffic and news network in the market. Continued growth will require continued investment in personnel, facilities, technology infrastructure, and financial and management systems and controls, especially if we expand our Canadian and United Kingdom operations as currently contemplated and are successful in acquiring the commercial division of UBC Media Group plc. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our Affiliate Contracts and our relationships with network affiliates, potentially resulting in the termination of such Affiliate Contracts and a decrease in our commercial advertising inventory. Furthermore, expansion could result in our expenses increasing faster than our revenue, causing our operating margins to be adversely affected in the short-term and the long-term.
If we fail to expand into new markets, we may be unable to increase our revenue and expand our profits in the future.
     Although our current business operations are conducted in Australia, Canada and the United Kingdom, our continued growth and expansion is dependent, in part, on our ability to establish relationships with radio and television stations in new international markets by developing new operations or acquiring existing operations. We have begun to explore opportunities for expansion into several European markets. To date, however, we have not contracted to provide services to any radio or television stations in any European market other than the United Kingdom and we have no commitments or agreements with respect to any acquisitions in these markets. Despite our interest and recent activities in exploring expansion into additional international markets, there can be no assurance that we will be able to establish operations in new markets or that we will be able to finance such acquisitions or expansion in the future. There can be no assurance that we will be able to integrate successfully any acquired business or realize any operating efficiencies from any acquisition. Further, if we engage in any such strategic transaction, we may encounter unforeseen operating challenges and expenses that may require a significant amount of management time that otherwise would be devoted to running our operations, which may harm the quality of our services and products.
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
     The ownership, operation and sale of radio and television stations in Australia, Canada and the United Kingdom are subject to the jurisdiction of the Australian Communications and Media Authority (the “ACMA”), the Canadian Radio-television and Telecommunications Commission (the “CRTC”) and the Office of Communications (“Ofcom”), respectively. Our network affiliates in Australia, Canada and United Kingdom are subject to the regulations and policies of the ACMA, the CRTC and Ofcom, respectively, and such regulation extends to the content of the information reports and advertising spots we provide to them. Among other things, the ACMA, the CRTC and Ofcom adopt and implement regulations and policies that directly or indirectly affect the ownership, operations and sale of radio and television stations, and have the power to impose penalties for violations of their rules. In addition, our violations of the regulations or policies of the ACMA, the CRTC or Ofcom may be a breach of certain of our network affiliates’ contracts. Such regulations may adversely affect our business. We expect to be subject to similar regulations in other geographic markets we enter.
Because our operating subsidiaries are organized under the laws of foreign jurisdictions and substantially all of our non-cash assets, as well as a significant portion of our cash assets, are located outside of the United States, you may have difficulties collecting on judgments rendered against us in United States courts.
     We are a Nevada corporation and all of our current executive officers and directors reside in the United States. However, Australia Traffic Network, Canadian Traffic Network and UK Traffic Network, our subsidiaries which conduct our current operations, are organized as an Australian proprietary company, an Alberta business corporation, and a private company limited by shares incorporated in England and Wales, respectively. Because substantially all of our non-cash assets and a significant portion of our cash assets are owned by these subsidiaries and are located outside of the United States, if stockholders or other third parties obtain judgments against us in United States courts (including judgments based upon the civil liability provisions of the United States federal securities laws), they may be required to seize the equity interests of our foreign subsidiaries in satisfaction of such judgments. Because these subsidiaries are foreign entities, an attempt to seize our equity interests could be frustrated by objections raised in the applicable foreign jurisdiction to the transfer of such interests. Therefore, our stockholders and others may have difficulties in enforcing and collecting upon any potential judgments rendered against us in United States courts.
We have been, and will continue to be, required to implement additional finance and accounting systems, procedures and controls in order to satisfy requirements under the Sarbanes-Oxley Act of 2002 and the listing requirements of the NASDAQ Global Market, which will increase our costs and divert management’s time and attention.
     Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for the NASDAQ Global Market, have imposed duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these rules, we may hire additional personnel and have used additional outside legal, accounting and advisory services, all of which may increase our operating expenses in the future. In particular, we have incurred additional administrative expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent auditor. Those costs were approximately $0.4 million for the year ended June 30, 2008.
     Based on the aggregate market value of our common stock not held by affiliates as of December 29, 2007, we became an “accelerated filer” under the Securities Exchange Act of 1934 as of the end of our fiscal year ended June 30, 2008. As a result, our independent registered public accounting firm was required to attest to management’s report of internal controls over financial reporting commencing for fiscal year ending June 30, 2008, which is included on page F-1 of this report. In addition, we are now required to file our annual and quarterly reports (on form 10-K and 10-Q, respectively) within 75 and 40 days, respectively, rather than 90 and 45 days previously. As a company with limited human resources, we anticipate that a significant amount of management’s time and attention will be diverted from our business to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.
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
     The market price of our common stock is likely to be volatile and subject to fluctuations in response to various factors, many of which are beyond our control. These factors may include, without limitation:
•	variations in our operating results;

•	addition or loss of significant network affiliates or advertisers;

•	changes in the economies in which we provide our information services;

•	the departure of the Chairman of our Board of Directors or other key executive officers;

•	the level and quality of securities analysts’ coverage of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	entry into new international markets and the costs associated therewith;

•	changes in the governmental regulations to which we will be subject in various countries;

•	announcements by third parties of significant claims or proceedings against us;

•	the availability of new media for delivery of traffic and news reporting services; and

•	future sales of our common stock or other debt or equity securities, including sales by existing holders.
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
     As of August 31, 2008, directors and executive officers own or are able to vote in the aggregate approximately 33.1% of our issued and outstanding common stock. As such, our directors and executive officers, as stockholders, have significant influence to elect any or all of our directors, as well as influence in connection with all corporate activities, including mergers, proxy contests, tender offers or other purchases of our common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of our common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that you do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control of us. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

     Our Board of Directors’ ability to issue “blank check” preferred stock and any anti-takeover provisions we adopt may depress the value of our common stock.
     Our certificate of incorporation authorizes 10,000,000 shares of “blank check” preferred stock. Our Board of Directors has the power to issue any or all of the shares of such preferred stock, including the authority to establish one or more series and to fix the powers, preferences, rights and limitations of such class or series, without seeking the approval of our common stockholders, subject to certain limitations on this power under the listing requirements of the NASDAQ Global Market and the laws of the state of Nevada. The authority of our Board of Directors to issue “blank check” preferred stock, along with any future anti-takeover measures we may adopt, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of us not approved by our Board of Directors. As a result, our stockholders may lose opportunities to dispose of their shares of our common stock at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected.
     Our common stock could be delisted from the NASDAQ Global Market, which delisting could hinder your ability to obtain accurate quotations on the price of our common stock, or dispose of our common stock in the secondary market.
     In order to maintain our listing on the NASDAQ Global Market, our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on the NASDAQ Global Market. In the event our common stock is delisted from the NASDAQ Global Market and we are also unable to maintain a listing on another alternate exchange, trading in our common stock could thereafter be conducted in the NASD’s OTC Bulletin Board or in the over-the-counter markets in the so-called “pink sheets”. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.
     Because we do not intend to pay dividends on our common stock, you must rely on stock appreciation for any return on your investment.
     We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment in our common stock.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We lease operation centers, broadcast studios and marketing and administrative offices in Australia, Canada and the United Kingdom. We lease approximately 10,000 square feet in the aggregate in Australia, approximately 15,000 square feet in the aggregate in Canada, and approximately 1,000 square feet in the aggregate in the United Kingdom pursuant to the terms of various lease agreements. For the year ended June 30, 2008, we incurred approximately $0.8 million in facilities rental expense.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.

Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     As of September 8, 2009, we had 22 shareholders of record and an estimated 2,188 beneficial shareholders.
     Since March 24, 2006, the Company’s common stock has traded on NASDAQ Global Market under the stock symbol “GNET”. The following table sets forth the range of high and low sales prices on NASDAQ for the common stock for the calendar quarters indicated.

	High	Low
Fiscal 2006
Quarter Ended March 31, 2006	$7.00	$5.00
Quarter Ended June 30, 2006	$6.41	$4.64
Fiscal 2007
Quarter Ended September 30, 2006	$5.63	$3.11
Quarter Ended December 31, 2006	$5.30	$4.00
Quarter Ended March 31, 2007	$5.60	$3.66
Quarter Ended June 30, 2007	$7.99	$4.67
Fiscal 2008
Quarter Ended September 30, 2007	$7.50	$6.25
Quarter Ended December 31, 2007	$7.51	$5.00
Quarter Ended March 31, 2008	$9.19	$6.07
Quarter Ended June 30, 2008	$10.96	$7.75
The closing sales price for the Company’s common stock on August 29, 2008 was $9.50.
STOCK PERFORMANCE GRAPH
     The Securities and Exchange Commission, requires that we include in this report a line-graph presentation comparing cumulative return to our stockholders (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by us. The following presentation compares our common stock price for the period from our first day of trading on March 24, 2006 through June 30, 2008, to the Nasdaq Composite Index and to the Dow Jones Wilshire Microcap Index.
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

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*
Among Global Traffic Network, Inc, The NASDAQ Composite Index
And The Dow Jones Wilshire MicroCap Index

*	$100 invested on 3/24/06 in stock or on 2/28/06 (the end of the month prior to our initial public offering) in index (including reinvestment of dividends). Fiscal year ending June 30.
     Dividends
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
     Prior to our March 2006 initial public offering, Australia Traffic Network historically paid dividends to its shareholders to cover the shareholders’ estimated United States tax liabilities for the preceding calendar year. In addition, on the effective date of our initial public offering, we paid dividends to the former Australia Traffic Network shareholders that were intended to cover the estimated tax consequences to such shareholders of the Share Exchange. However, we have not paid any dividends since the effective date of our March 2006 initial public offering and we do not expect to pay additional cash dividends or make any other distributions in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing dividend restriction, the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

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
     The following table sets forth certain information as of June 30, 2008 with respect to the 2005 Plan.

Number of
Securities
	Number of		Remaining
	Securities	Weighted	Available
	to be Issued Upon	Average	for Future Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation
Plan category	Options	Options	Plans

Equity compensation plans approved by security holders:
2005 Stock Incentive Plan	902,500	$5.83	184,166

Total:	902,500	$5.83	184,166

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	—	—	—

          Use of Proceeds
     The SEC declared the Company’s registration statement filed on Form S-1 under the Securities Act (File No. 333—130417) effective on March 23, 2006, in connection with our initial public offering. The underwriter for the initial public offering was Feltl and Company. The aggregate net proceeds of the offering were approximately $19.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.
          As of March 31, 2008, we had remaining proceeds from the initial public offering of approximately $5.5 million. During the quarter ended June 30, 2008, we used approximately $0.6 million of such proceeds primarily for working capital expenditures. Except for employee salaries and directors fees paid in the ordinary course, and payables for advertising resulting from our mutual sales representation agreement with an affiliate of Metro Networks, none of the proceeds from our initial public offering used during the quarter ended June 30, 2008 were directly or indirectly paid to any of the Company’s directors, officers, their respective associates, 10% shareholders or affiliates. As of June 30, 2008, the Company had remaining proceeds from the initial public offering of approximately $4.9 million.
Item 6. Selected Financial Data
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of June 30, 2008, June 30, 2007, June 30, 2006 and June 30, 2005 and for the fiscal years ended June 30, 2008, June 30, 2007, June 30, 2006, June 30, 2005 and June 30, 2004 have been derived from the audited consolidated financial statements of the Company. The selected financial data as of June 30, 2004 has been derived from the unaudited consolidated financial statements of the Company.
     The selected financial data presented herein assumes that the Share Exchange had occurred as of July 1, 2003 such that Australia Traffic Network had been a wholly owned subsidiary of the Company for all periods presented. However, the balance sheet data as of June 30, 2005 and 2004 does not include the impact of the issuance of the Share Exchange Notes as part of the Securities Exchange Agreement. Any activity or balances prior to May 16, 2005 (the Company’s date of formation) pertain to Australia Traffic Network. Because the Company and Australia Traffic Network are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation.

In thousands except per share data

	2008	2007	2006	2005	2004
Income statement data for the year ended June 30:
Revenues	$50,953	$31,699	$19,502	$15,380	$11,154
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	30,456	21,835	15,309	8,708	7,871
Selling, general and administrative expenses	15,214	10,120	6,415	4,175	2,750
Depreciation and amortization	1,500	907	587	282	205
Net operating income (loss)	3,783	(1,163)	(2,809)	2,215	328
Interest expense	90	170	319	99	93
Other (income) expense	(1,604)	(546)	(220)	(18)	29
Net income (loss) before taxes	5,297	(787)	(2,908)	2,134	206
Income tax expense	3,565	1,230	88	698	74
Net income (loss)	1,732	(2,017)	(2,996)	1,436	132
Income (loss) per common share:
Basic	$0.10	$(0.16)	$(0.31)	$0.17	$0.02
Diluted	$0.10	$(0.16)	$(0.31)	$0.17	$0.02
Cash dividends declared	—	—	233	—	—
In thousands
Balance sheet data at June 30:

	2008	2007	2006	2005	2004
					(unaudited)
Cash and cash equivalents	$37,541	$7,278	$14,649	$51	$318
Total assets	62,602	23,840	24,288	6,616	3,848
Long-term obligations	871	1,161	1,508	1,911	1,044
Total liabilities	13,876	9,007	8,680	5,420	3,535
Stockholders’ equity	48,726	14,833	15,608	1,196	313

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
     On March 29, 2006, we consummated an initial public offering in which we sold 3,800,000 shares of our common stock at a price to the public of $5.00 per share. Our Australian operations are conducted by Australia Traffic Network. Prior to our initial public offering, Australia Traffic Network was a separate entity which was controlled by the same shareholder base that controlled us. Immediately prior to our initial public offering, we completed the Share Exchange, at which time Australia Traffic Network became our wholly-owned subsidiary. The Share Exchange Notes, which were intended to cover the estimated tax consequences to the shareholders of Australia Traffic Network, were paid in their entirety on the closing date of the initial public offering out of the net proceeds from such offering. On May 4, 2006, the underwriter for the offering closed on its over-allotment option to purchase an additional 570,000 shares at the price to public less underwriting commissions and discounts. The net proceeds from our initial public offering, including from the shares sold pursuant to the underwriter’s over-allotment option, after deducting underwriting discounts and commissions and offering expenses, was approximately $19.1 million. On July 31, 2007, we consummated a follow-on public offering in which we sold 5,175,000 shares of our common stock at a price to the public of $6.25 per share. The net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and offering expenses, was approximately $29.7 million.
     Our Canadian operations are conducted by Canadian Traffic Network, our indirect wholly-owned subsidiary.
     On October 19, 2006, we formed UK Traffic Network to operate our business in the United Kingdom. As of June 30, 2008, we provided traffic reporting services to eleven radio stations but did not generate any revenue from these contracts. Effective July 1, 2008, UK Traffic Network began providing service under a Traffic Radio service contract with the United Kingdom’s Highways Agency, which is an executive agency of the United Kingdom Department for Transport responsible for operating, maintaining and improving the strategic trunk road network in England on behalf of the Secretary of State for Transport. Our responsibilities under this agreement include providing voice bulletins over digital audio radio stations throughout England, securing transmission agreements with digital audio stations and certain internet services.
     On March 7, 2008, we formed Mobile Traffic Network to pursue business opportunities related to a passive alerting technology for mobile phones for which we have filed for patent protection. The technology, which has generated no revenue as of June 30, 2008, is designed to provide location aware information (e.g., traffic reports) that can be disseminated to users based on their proximity to specified cellular phone towers. Where applicable, information can be disseminated to users as a ringtone, obviating the need for users to interact with their mobile phones in any manner.
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

          The radio stations that contract to provide us with traffic and news report advertising inventory become members of our “Radio Network.” Likewise, the television stations that contract to receive our TV reports become members of our “TV Network.” Collectively, we refer to the members of these networks as our “network affiliates.” We currently offer radio traffic and television traffic reports and video footage to our network affiliates in Australia, while obtaining radio news report advertising inventory by paying cash compensation to our news network affiliates. Prior to our April 2007 purchase of Wise Broadcasting Network Inc., we provided only traffic and TV reports to our network affiliates in Canada. Upon acquiring Wise Broadcasting Network, we commenced providing news, weather, sports and business information reports to radio stations on a limited basis. This information is primarily generated from outside sources. As part of this acquisition, we also started providing content and selling advertising for various digital signage outlets, but we do not expect this to be a material part of our future business. Separately, we provide TV reports to five television stations in five of our Canadian markets. We intend to begin providing TV reports to network affiliates in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves.
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
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $44.3 million, or 87%, of our revenues for year ended June 30, 2008. Of such amount, approximately $33.9 million, or 67%, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the year ended June 30, 2007, approximately $28.4 million, or 90% of our revenues, was generated by our Australian operations and approximately $21.5 million, or 68%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to expand the provision of TV reports and obtain more news report inventory in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in seven Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton and Winnipeg. As commercial advertising inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We also experienced a similar lag when we began to receive news report inventory from Austereo in July 2006. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory associated with additional radio news reports in Australia and our provision of radio traffic and information reports and TV reports in Canada.
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

	Australia		Canada		United Kingdom
	Leased	Owned	Leased	Owned	Leased	Owned
Fixed-wing aircraft	3	1	1	0	0	2
Helicopters	0	4	2	6	0	0
     As our Canadian operations expand, we may purchase two additional helicopters to replace our two leased helicopters in Canada. Until we are able to purchase the number of helicopters necessary to support our operations, we intend to continue to lease such helicopters. As of June 30, 2008, we had made $25,000 deposit on an additional helicopter for our Canadian operations, which we paid for in July 2008. The total purchase price was approximately $0.4 million.

     Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial advertising inventory. General and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, insurance, salaries and benefits for our corporate executive officers, compensation expense related to stock options and restricted stock and legal and accounting fees. Expenses other than selling expenses are generally accounted for evenly over the applicable fiscal year.
Basis of Presentation
     We derive substantially all of our income and, the majority of our revenue from our Australian operations, significant revenue and expenses from our Canadian operations and we have recently begun generating expenses related to our start-up operations in the United Kingdom. However, the financial information contained in this Form 10-K, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to monetary amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for each quarterly period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates from Australian dollars, Canadian dollars and British pounds to United States dollars applicable to our income statement data for each of the three month periods ended June 30, 2008, 2007, and 2006, March 31, 2008, 2007 and 2006, December 31, 2007, 2006 and 2005 and September 30, 2007, 2006 and 2005 and applicable to our balance sheet data as of June 30, 2008 and 2007 are set forth below:
Australia

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2008	0.9444	June 30, 2008	0.9586
Three month period ended March 31, 2008	0.9060
Three month period ended December 31, 2007	0.8890
Three month period ended September 30, 2007	0.8483
Three month period ended June 30, 2007	0.8314	June 30, 2007	0.8493
Three month period ended March 31, 2007	0.7863
Three month period ended December 31, 2006	0.7718
Three month period ended September 30, 2006	0.7541
Three month period ended June 30, 2006	0.7467
Three month period ended March 31, 2006	0.7394
Three month period ended December 31, 2005	0.7437
Three month period ended September 30, 2005	0.7593
Canada

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2008	0.9902	June 30, 2008	0.9790
Three month period ended March 31, 2008	0.9954
Three month period ended December 31, 2007	1.0189
Three month period ended September 30, 2007	0.9566
Three month period ended June 30, 2007	0.9103	June 30, 2007	0.9386
Three month period ended March 31, 2007	0.8534
Three month period ended December 31, 2006	0.8776
Three month period ended September 30, 2006	0.8922
Three month period ended June 30, 2006	0.8907
Three month period ended March 31, 2006	0.8693
Three month period ended December 31, 2005	0.8521
Three month period ended September 30, 2005	0.8315

United Kingdom

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2008	1.9718	June 30, 2008	1.9923
Three month period ended March 31, 2008	1.9783
Three month period ended December 31, 2007	2.0438
Three month period ended September 30, 2007	2.0217
Three month period ended June 30, 2007	1.9850	June 30, 2007	2.0088
Three month period ended March 31, 2007	1.9551
Three month period ended December 31, 2006	1.9174
          As reflected above, the U.S. dollar has weakened significantly compared to the Australian dollar and the Canadian dollar since the year ended June 30, 2007. This weakening of the U.S. dollar causes both the Australian and Canadian revenue and expenses to be higher than they otherwise would be if the exchange rates were consistent for both periods. Our United Kingdom operations are not included in the table since we did not generate revenue in either year and our United Kingdom operations did not commence until the second fiscal quarter of the year ended June 30, 2007. We estimate that the impact from the currency changes in Australia and Canada on our operating results for year ended June 30, 2008 compared to the year ended June 30, 2007 has been to increase income statement amounts as follows:

Year
ended
June 30, 2008
(in thousands)
Australia
Net revenue	$5,488
Operating expense	2,762
Sales, general & administrative expense	1,216
Canada
Net revenue	720
Operating expense	730
Sales, general & administrative expense	247
Canada & Australia combined
Net revenue	6,208
Operating expense	3,492
Sales, general & administrative expense	1,463
          When discussing changes in income statement accounts from the years ended June 30, 2007 and 2006, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
Seasonality of Business
          We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. Over the past five fiscal years, however, the impact of seasonality has been offset by the rapid revenue growth, and in certain cases, favorable exchange rate movements, as revenues for the quarter ending March 31 have exceeded revenues for the quarter ended September 30 during these fiscal years. In addition, over the past three fiscal years our revenue in the quarter ending June 30 has exceeded the quarter ended December 31, also due to our rapid revenue growth. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.

Results of Operations
Year Ended June 30, 2008 Compared With Year Ended June 30, 2007
               During the year ended June 30, 2008, we began providing service to our first radio traffic network affiliates in the United Kingdom and our results include a full year of expense related to UK Traffic Network, which was formed in September 2006. We also began to incur costs for Mobile Traffic Network, which was formed in March 2008. Neither UK Traffic Network nor Mobile Traffic Network generated any revenue for the year ended June 30, 2008. Effective July 1, 2008, UK Traffic Network began providing service to the United Kingdom Highways Agency under the Traffic Radio contract, which should significantly increase both revenue and expense in the United Kingdom during the fiscal year ending June 30, 2009. Should we complete an acquisition of UBC Media Group plc’s commercial division as currently contemplated, revenues and expense related to fiscal 2009 United Kingdom operations should experience further significant increases.
               Revenue. Revenue increased from approximately $31.7 million for the year ended June 30, 2007 to approximately $51.0 million for the year ended June 30, 2008, an increase of approximately 60.9%. The increase in revenues was primarily driven by a $15.9 million increase in revenues from our Australian operations, which is an increase of approximately 56.0%. Additionally, revenues from the sale of inventory related to our Canadian operations increased approximately $3.4 million, an increase of approximately 103.0%. The increase in our Australian revenues consisted of approximately $14.5 million from our radio network and approximately $1.4 million from our TV network. The increase in revenues from our radio network was approximately $11.5 million from our traffic network and approximately $3.0 million from our news network. The most significant portion of the revenue increase in both Australia and Canada was the result of selling more advertising spots than during the previous period, followed by the favorable currency fluctuation discussed above (see tables below for results in local currency). We generated no revenue from our United Kingdom operations or our Mobile Traffic Network operations during the years ended June 30, 2008 and 2007.
               Operating expenses. Operating expenses increased from approximately $21.8 million for the year ended June 30, 2007 to $30.5 million for the year ended June 30, 2008, an increase of approximately 39.9%. Approximately $5.8 million of the increase pertained to our Australian operations, approximately $1.8 million pertained to our Canadian operations, and approximately $1.0 million of the increase pertained to our United Kingdom operations. Of the increase pertaining to our Australian operations, approximately $4.2 million related to traffic, approximately $1.4 million related to news and approximately $0.2 million related to television. The Australian traffic increase consisted of increased station compensation of approximately $3.5 million and increased employee costs of approximately $0.7 million. The increase in news costs in Australia was primarily due to a $1.5 million increase in station compensation offset by a decrease in employee costs of $0.1 million. The decrease in employee costs resulted from the resignation of our news director whose position was not replaced. The increase in Australia TV expenses was primarily due to higher station compensation. Higher operating expenses in Canada consisted primarily of increases of approximately $0.8 million in employee costs, $0.7 million in station compensation, $0.2 million in aviation costs, $0.1 million in communications costs and $0.1 million in facilities rent. Higher expenses in the United Kingdom primarily resulted from our operating for the entire year ended June 30, 2008, and our incurring additional expenses in providing service and station compensation to our initial eleven radio traffic network affiliates, all or which commenced service during fiscal 2008. Due mainly to providing service under the Traffic Radio contract with the Highways Agency (and to a lesser extent providing service to our radio traffic network affiliates for the entire year), our operating expenses in the United Kingdom will be significantly higher for the duration of the Traffic Radio contract.
               Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $10.1 million for the year ended June 30, 2007 to approximately $15.2 million for the year ended June 30, 2008, an increase of approximately 50.5%. Approximately $1.7 million of the increase pertains to corporate overhead, including an increase of approximately $0.4 million related to the granting of stock options and restricted stock. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $0.4 million for the year ended June 30, 2007 and $0.8 million for the year ended June 30, 2008. Increased overhead costs resulted from increases of approximately $0.6 million in employee costs, $0.4 million in costs related to compliance with the Sarbanes-Oxley Act of 2002, $0.1 million in travel and $0.1 million in NASDAQ listing fees. Selling, general and administrative expenses increased approximately $2.8 million in Australia due to higher sales personnel costs of approximately $2.2 million primarily associated with increased sales during the year, $0.4 million due to higher administrative personnel costs and approximately $0.1 million due to increased travel costs, both of which were primarily related to the expansion of our information technology department, and $0.1 million increase each in both office rent and legal and professional fees. Selling, general and administrative costs increased approximately $0.2 million due to start up costs for Mobile Traffic Network. The change in the overhead allocation (which eliminates in consolidation) from the year ended June 30, 2007 was an increase of approximately $0.1 million for Global Traffic Network and a reduction of $0.1 million for Australia Traffic Network. Sales expense as a percentage of revenue in Australia increased from approximately 13.5% for the year ended June 30, 2007 to approximately 13.7% for the year ended June 30, 2008.
               Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $0.9 million for the year ended June 30, 2007 to approximately $1.5 million for the year ended June 30, 2008. The increase is mainly due to our acquisition of additional helicopters throughout the year ended June 30, 2008, as well as helicopters placed in service during the year ended June 30, 2007 that were not depreciated for the entire year. We have taken delivery of an additional helicopter for use in our Canadian operations and may purchase an additional helicopter for use in our Canadian operations. Consequently we expect that depreciation and amortization expense will continue to increase accordingly in future periods.
               Interest expense. Interest expense decreased from approximately $0.2 million for the year ended June 30, 2007 to approximately $0.1 million of the year ended June 30, 2008. This decrease was primarily due to our repayment of the Canadian Traffic Network shareholder note during the year ended June 30, 2007 and lower debt outstanding for Australia Traffic Network during the current fiscal year.
               Other income. Other income increased from approximately $0.6 million for the year ended June 30, 2006 to approximately $1.6 million for the year ended June 30, 2008. The increase was primarily due to interest income on the unused proceeds from our follow-on offering which closed on July 31, 2007. Currently interest rates are lower than they had been during the year ended June 30, 2008. Should lower interest rates continue to prevail, we expect that our interest income will be lower in the foreseeable future. In addition, we anticipate using approximately $21.9 million to the fund our contemplated acquisition of UBC Media Group plc’s commercial division. If and when we consummate this acquisition, our investable cash balances will be significantly lower, which will also lower future interest income.

               Income tax expense. Income tax expense increased from approximately $1.2 million for the year ended June 30, 2007 to approximately $3.6 million for the year ended June 30, 2008. The increase was primarily due to the increase in net profit before taxes in Australia for the year ended June 30, 2008 compared to the year ended June 30, 2007. The effective tax rate in Australia was 30.2% and 30.0% for the years ended June 30, 2008 and 2007 respectively, compared with the Australia statutory federal rate of 30.0%. Other than immaterial state tax payments, there was no income tax expense or benefit for the United States, United Kingdom or Canada as a valuation allowance has been created for 100% of the tax loss carry forwards.
               Net income (loss). Net income increased from a net loss of approximately $2.0 million for the year ended June 30, 2007 to net income of approximately $1.7 million for the year ended June 30, 2008. Net income for Australia Traffic Network increased from approximately $2.9 million for the year ended June 30, 2007 to approximately $8.2 million for the year ended June 30, 2008. Net loss for Canadian Traffic Network decreased from approximately $3.8 million for the year ended June 30, 2007 to approximately $3.1 million for the year ended June 30, 2008. The decrease in Canadian Traffic Network net loss was primarily due to the increased revenue for the year ended June 30, 2008. UK Traffic Network net loss increased from approximately $0.8 million for the year ended June 30, 2007 to approximately $1.8 million for the year ended June 30, 2008. The increase in the net loss of UK Traffic Network can primarily be attributed to being operational for the entire year and costs related to commencing to provide service to our initial radio traffic network affiliates during the year ended June 30, 2008. Mobile Traffic Network incurred a net loss of approximately $0.2 million for the year ended June 30, 2008. Mobile Traffic Network was formed March 7, 2008. Primarily due to an increase in corporate overhead (as detailed above), Global Traffic Network, Inc. (the unconsolidated holding company) net loss increased from a net loss of approximately $0.35 million for the year ended June 30, 2007 to a net loss of approximately $1.5 million for the year ended June 30, 2008.
               Changes in Key Operating Statistics in Local Currencies. The table below sets forth changes in certain of our key operating statistics for our Australian and Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars or Canadian dollars as appropriate. The exchange rates from Australian dollars and Canadian dollars to United States dollars for each of the applicable periods is set forth in the Management Discussion and Analysis of Financial Condition and Results of Operations under the heading “Basis of Presentation.” Changes in key operating statistics for our United Kingdom operations are not presented because we generated no revenue in the United Kingdom for years ended June 30, 2008 or 2007.
Australia

	Year	Year	Percentage
	Ended	Ended	Increase
Key operating statistic	June 30, 2008	June 30, 2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$49,323	$36,038	36.9%
Operating expenses (exclusive of depreciation and amortization shown separately below)	24,871	20,964	18.6%
Selling, general and administrative expenses	10,964	8,941	22.6%
Depreciation and amortization expense	903	898	0.6%
Interest expense	101	169	(40.2)%
Other (income)	(539)	(62)	769.4%
Income tax expense	3,932	1,543	154.8%
Net income	9,091	3,585	153.6%
Canada

	Year	Year	Percentage
	Ended	Ended	Increase
Key operating statistic	June 30, 2008	June 30, 2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$6,701	$3,689	81.6%
Operating expenses (exclusive of depreciation and amortization shown separately below)	6,880	5,640	22.0%
Selling, general and administrative expenses	2,279	2,145	6.2%
Depreciation and amortization expense	674	228	195.6%
Interest expense	—	43	(100.0)%
Other (income)	(18)	(75)	(76.0)%
Income tax expense	—	—	—%
Net loss	(3,114)	(4,292)	(27.4)%

Year Ended June 30, 2007 Compared With Year Ended June 30, 2006
               During the year ended June 30, 2006, we commenced in Australia providing radio news advertising inventory for our advertising clients and expanded our TV services. In addition, we commenced providing radio traffic services in Canada, commencing broadcasting traffic reports in our first market in December 2005 and initially broadcasting in our seventh market in April 2006. We also became a public company in March 2006, which increased our corporate overhead costs. During the year ended June 30, 2007, our results were impacted by the full year of costs associated with the introduction of traffic services to Canada and a full year of costs of being a public company, as well as additional expenses associated with further expansion of our radio news report inventory in Australia. In addition, we began to incur expenses in the United Kingdom in anticipation of commencing operations there in the future. As of June 30, 2007, we had not contracted with any radio or television stations in the United Kingdom to provide our services or to receive advertising inventory.
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
               Other income. Other income increased from approximately increased from approximately $0.2 million for the year ended June 30, 2006 to approximately $0.6 million for the year ended June 30, 2007. The increase was primarily due to interest income on the unused portion of the proceeds from our initial public offering. In addition, we recognized a gain during the year ended June 30, 2007 on disposal of the helicopter that was destroyed in a crash of approximately $66,000. Until we utilize the net proceeds of the follow-on offering of our common stock that closed on July 31, 2007, we expect other income to be higher in future periods due to the interest income generated on the cash balances.
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

	Year	Year	Percentage
	Ended	Ended	Increase
Key operating statistic	June 30, 2007	June 30, 2006	(Decrease)
	(In thousands)	(In thousands)
Revenue	$36,038	$25,447	41.6%
Operating expenses (exclusive of depreciation and amortization shown separately below)	20,964	17,943	16.8%
Selling, general and administrative expenses	8,941	6,201	44.2%
Depreciation and amortization expense	898	711	26.3%
Interest expense	169	259	(34.7%)
Other (income)	(62)	(12)	416.7%
Income tax expense	1,543	122	1,164.8%
Net income	3,585	223	1,507.6%
Liquidity and Capital Resources
     At June 30, 2008, our primary source of liquidity was cash and cash equivalents of approximately $37.5 million. In addition, we also had approximately $1.9 million available under our unused overdraft credit line at June 30, 2008. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. On July 31, 2007, we consummated an underwritten follow-on offering of 5,175,000 shares of our common stock. Net proceeds from the follow-on offering was approximately $29.7 million, after deducting underwriting discounts and commissions and offering expenses. Our excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
     Operating activities. Cash provided by operating activities was approximately $4.1 million for the year ended June 30, 2008, due mainly to the net income for the year adjusted for non-cash expenses, which was slightly reduced by negative working capital.

     Investing activities. Cash used in investing activities was approximately $4.1 million for the year ended June 30, 2008. The cash used for investing activities was primarily for capital expenditures, mainly helicopters purchased to support our operations. In addition to approximately $3.3 million in capital expenditures, we made a deposit under the letter of intent to purchase the commercial division of UBC Media Group plc of approximately $0.7 million and spent $0.1 million for intangibles related to Mobile Traffic Network’s passive alert technology for mobile phones.
     Financing activities. Cash provided by financing activities was approximately $29.0 million for the year ended June 30, 2008. The majority of the cash was provided by the proceeds of our follow-on offering, which raised approximately $29.7 million and closed July 31, 2007. We spent approximately $0.7 million in debt repayments, most of which were scheduled amortization under existing loans of Australia Traffic Network.
     On July 26, 2007 we entered into an underwriting agreement to sell 4,500,000 shares of stock (plus an underwriters’ over-allotment option for an additional 675,000 shares) at a price of $6.25 per share less a 6.5% underwriters’ discount. On July 31, 2007 the underwriters exercised their over-allotment option in full and we closed on the follow on offering of our common stock. The net proceeds after expenses were approximately $29.7 million.
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
     On November 9, 2005, Canada Traffic Network, our indirect wholly-owned subsidiary, entered into a Senior Note Purchase Agreement (the “Loan Agreement”) with Metro Networks Communications, Inc. (“Metro Inc.”), a Maryland corporation, which held approximately 8.5% of our common stock as of June 30, 2008. Pursuant to the Loan Agreement, Canada Traffic Network borrowed $2 million pursuant to a promissory note. The note accrued interest at an annual rate of 10% and matured and was payable in full on March 29, 2007, the first anniversary of the closing of the initial public offering. The Loan Agreement contained typical loan terms regarding the provision of financial information to Metro Inc. on a scheduled basis, approval by Metro Inc. of business activities out of the ordinary course of business, Canada Traffic Network’s agreement not to make material changes in its business or to operate out of its ordinary course of business and Canada Traffic Network’s agreement to refrain from incurring indebtedness, excepting certain permitted indebtedness. Additionally, Canada Traffic Network agreed not to compete with Metro Inc. in the United States while the note was outstanding. Canada Traffic Network granted a security interest to Metro Inc. in all of its assets, except for future-acquired helicopters financed by unrelated third-parties, as security for the loan. Global Traffic Network, Inc., Global Canada and Australia Traffic Network guaranteed Canada Traffic Network’s obligations under the Loan Agreement. On September 7, 2006, the note was repaid in full. The proceeds of the loan were used to partially fund the Company’s commencing operations in Canada prior to the initial public offering.
     Through Australia Traffic Network, we have in place $1.9 million bank overdraft line of credit facility. Interest on amounts outstanding under the facility is variable at the ANZ Mortgage Index rate plus 0.83% (10.90% at June 30, 2008) and is secured by all assets of Australia Traffic Network. The facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. As a part of the prior extension to May 12, 2007, the lender waived compliance with certain covenants for the year ended June 30, 2006. At June 30, 2008, the balance of the bank overdraft was $0 and the entire $1.9 million was available to us. The facility is denominated in Australian dollars ($2.0 million Australian dollars) and the dollar amounts above have been translated into United States dollars.
     We used the bank overdraft line of credit to finance the purchase of two additional helicopters in April 2005. In September 2005, we refinanced these helicopters under bank term loans in the original principal amount of $1.4 million. The outstanding principal amount of these term loans accrue interest at a fixed annual rate of 6.97%, and we are required to make monthly principal and interest payments under the loans of approximately $34,000. The loans, which mature on September 6, 2010, are secured by the two helicopters. As of June 30, 2008, the outstanding principal amount of these loans was approximately $0.8 million.
     In November 2003, we financed the purchase of a helicopter under a bank term loan in the original principal amount of approximately $0.5 million. The outstanding principal amount of this term loan accrues interest at a fixed annual rate of 8.43%, and we are required to make monthly principal and interest payments under the loan of approximately $15,000. The loan, which matures on November 6, 2008, is secured by the helicopter. As of June 30, 2008, the outstanding principal amount of this loan was approximately $58,000.
     We have a financing lease in place under which we have financed the purchase of an automobile. The financing lease accrues interest at 7.67% per year and we are required to make monthly principal and interest payments of approximately $2,000. The financing lease matures on August 25, 2010. As of June 30, 2008, the outstanding principal amount of this loan was approximately $50,000.
     The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including the acquisition of the commercial division of UBC Media Group plc contemplated by the letter of intent and any net losses generated by Canadian Traffic Network, UK Traffic Network, Mobile Traffic Network and corporate overhead.

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
     We operate as a United States corporation with wholly-owned direct and indirect operating subsidiaries in Australia, Canada and United Kingdom. We will pay income taxes in those countries as well as in the United States. The current federal statutory tax rate is 30% in Australia while the estimated effective combined federal and provincial tax rate is approximately 32% in Canada, the estimated effective corporate tax rate in the United Kingdom is approximately 28% and the estimated federal and state tax rate in the United States is approximately 35%.
Contractual Commitments
     The table below sets forth our contractual obligations as of June 30, 2008:

	Payments due by period
		Less			More
		than	1-3	4-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-Term Debt Obligations	$941	$459	$482	$—	—
Interest on Long-Term Debt Obligations	76	53	23	—	—
Operating Lease Obligations	2,537	570	956	688	323
Station Obligations	70,356	23,671	31,904	14,781	—

Total	$73,910	$24,753	$33,365	$15,469	$323
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
     We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:
     Revenue recognition. Revenues are earned and recognized at the time commercial advertisements are broadcast. Payments received in advance or amounts invoiced in advance are deferred until earned and such payments and amounts are included as a component of deferred revenue in the accompanying balance sheets. All revenues pertain to cash sales. We determine that commercial advertisements are broadcast based on the announcers’ written verification on the broadcast log or written verification from our network affiliates for advertisements they broadcast. The broadcast log is a schedule of station, time and advertiser for each report that an announcer broadcasts. The broadcast logs are generated by our scheduling department through our automated scheduling system, based on advertising sales orders and our network affiliate stations’ scheduled report times. Revenues are reported net of commissions given to third party advertising agencies that represent a majority of our advertisers.
     Cash and cash equivalents. We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
     Accounts receivable. Accounts receivable are recorded at the invoice amount and are not interest bearing. We perform credit evaluations of our new advertisers and generally require no collateral. We provide for losses from uncollectible accounts based on analyzing historical data and current trends. Such losses have historically been minimal in relation to revenues. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. Management has established an allowance for doubtful accounts of approximately $292,000, $93,000, and $11,000 as of June 30, 2008, 2007 and 2006, respectively.

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on July 1, 2008. The Company is currently assessing the impact of adopting SFAS 157, but does not expect that it will have a material effect on its consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows for the one time election to measure financial instruments and certain other assets and liabilities at fair value. SFAS 159 also amends SFAS No. 115 with regards to the presentation of available for sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on July 1, 2008. The Company is currently assessing the impact of adopting SFAS 159, but does not expect that it will have a material effect on its consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company expects to adopt SFAS 141(R) on July 1, 2009 and does not expect the provisions of SFAS 141(R) to have a material impact on its consolidated financial position or results of operations. If the Company’s acquisition of the Commercial Division of UBC Media Group plc closes prior to adoption of SFAS 141(R), there will be a difference in the accounting treatment of the transaction than there would be if SFAS 141(R) had already been adopted.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percent decrease in the interest rates we earn on these balances would reduce interest income approximately $0.4 million on an annual basis based on the balances at June 30, 2008. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. Our total outstanding long-term debt at June 30, 2008 was approximately $0.9 million. Of the outstanding long-term debt, only approximately $17,000 was subject to a variable interest rate while the remainder was subject to a fixed interest rate. In addition, we had an unutilized bank overdraft line of credit of approximately $1.9 million that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk because our entire outstanding balance of variable interest rate debt was repaid July 1, 2008 and we have no current plans to borrow money under the bank overdraft line of credit.
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

Accounts Receivable
     The Company’s receivables do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 4% of our annual revenue. However, one advertising agency that represents a number of our clients constituted approximately 12% of our revenues for the year ended June 30, 2008 and approximately 12% of our net accounts receivable as of June 30, 2008.
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
          The consolidated financial statements and the related notes thereto of the Company are indexed on page F-1 through F-23 herein.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Disclosure controls and procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
          Internal control over financial reporting
          Management’s Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
          Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
          Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.
          Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of June 30, 2008.
          BDO Kendalls (NSW), the independent registered certified public accounting firm that audited our financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.
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
     On September 9, 2008, Global Traffic Network, Inc. issued a press release reporting the financial results for the three and twelve month periods ended June 30, 2008. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.

Part III
Item 10. Directors and Executive Officers of the Registrant
          The following table sets forth the name, age and positions of each of our directors and executive officers as of August 31, 2008:

			Independent
Name	Age	Position	Director
Directors and Executive Officers
William L. Yde III	55	Chairman, Chief Executive Officer and President	No
Scott E. Cody	42	Chief Operating Officer and Chief Financial Officer	—
Dale C. Arfman	55	Treasurer, Secretary and Director	No
Ivan N. Shulman	46	Senior Vice President and Director of International Sales	—
Gary O. Benson	64	Director	Yes
Shane E. Coppola	42	Director	Yes
Stuart R. Romenesko	45	Director	Yes
Gary L. Worobow	43	Director	Yes

Other Key Employees
B. William Pezzimenti	58	President and Director of Australia Traffic Network	—
     Information with respect to the business experience and affiliations of our directors, executive officers and other key employees is set forth below.
     William L. Yde III was one of our co-founders and has served as our Chairman, Chief Executive Officer and President since our inception in May 2005. Mr. Yde founded The Australia Traffic Network Pty Limited in June 1997 and has served as its Chairman and Chief Executive Officer since its inception. Prior to forming The Australia Traffic Network Pty Limited, Mr. Yde founded Wisconsin Information Systems, Inc. dba as Milwaukee Traffic Network in 1994, and expanded its operations to create traffic networks in Milwaukee, Oklahoma City, Omaha and Albuquerque before selling all of its assets in 1996 to Metro Networks, Inc., now a wholly-owned subsidiary of Westwood One, Inc. In 1999, Mr. Yde co-founded (Nihon) Japan Traffic Network, and served as its Chief Executive Officer and as a director from 1999 to January 2002, at which time the company suspended operations..
     Scott E. Cody joined us in June 2005 and was appointed Chief Financial Officer and Chief Operating Officer by the Board of Directors in September 2005. Prior to joining us, Mr. Cody held various positions with Metro Networks, Inc., serving as Vice President of Finance from 1997 to June 2002 and Senior Vice President of Business Development from July 2002 to June 2005. Prior to joining Metro Inc., Mr. Cody was Vice President of Finance for Tele-Media Broadcasting Company.
     Dale C. Arfman was one of our co-founders and has served as our Treasurer and Secretary since September 2005. Mr. Arfman has been with The Australia Traffic Network Pty Limited since 1999. In 1999, Mr. Arfman was a co-founder of (Nihon) Japan Traffic Network and served as its Chief Financial Officer and as a member of its Board of Directors from 1999 to January 2002, at which time the company suspended operations. From 1996 to 1999, Mr. Arfman contributed to the development of traffic networks in Oklahoma City, Albuquerque and Omaha as an officer of Wisconsin Information Systems, Inc. dba Milwaukee Traffic Network. Prior to his involvement in the traffic business, Mr. Arfman was a loan officer with Bank One Indianapolis.
     Ivan N. Shulman commenced his employment with us and was appointed Senior Vice President and Director of International Sales in May 2006 after serving as a member of our Board of Directors from September 2005 through May 2006. Mr. Shulman was the owner of The Sports House from March 2003 to August 2007, prior to which time he held various positions with Metro Networks, Inc., serving most recently as the Senior Vice President of Marketing from 1997 to January 2003, Vice President of Marketing from 1995 to 1997 and Vice President of Merchandising from 1994 to 1995.
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
     Shane E. Coppola has been a member of our Board of Directors since June 2006. Mr. Coppola served as President and Chief Executive Officer of Westwood One, Inc. from May 2003 until December 2005, and served as a director of Westwood One, Inc. from October 2003 until December 2005. From May 2002 to May 2003, Mr. Coppola was the Managing Partner of Columbus Capital Partners, LLC, which he founded. From September 1999 to May 2002, Mr. Coppola served as Executive Vice President of Westwood One’s Metro and Shadow Broadcasting operations. From 1992 to September 1999, Mr. Coppola was a director and Executive Vice President of Metro Networks, Inc. Currently, Mr. Coppola serves as the Managing Member of American Skating Centers, LLC, a company that owns and operates ice skating facilities.

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
     Gary L. Worobow has been a member of our Board of Directors since December 2006. Mr. Worobow serves as Executive Vice President and General Counsel of Five S Capital Management, Inc. Previously, Mr. Worobow was with Westwood One, Inc. where he served as Executive Vice President, Business Affairs and Business Development from 2003 through 2006, and as Senior Vice President and General Counsel from 1999 through 2002. Mr. Worobow was a founder and General Counsel of Columbus Capital Partners, LLC from 2002 through 2003. In addition, Mr. Worobow held the positions of Senior Vice President, General Counsel and Board Member for Metro Networks, Inc. from 1995 to 1999.
     B. William Pezzimenti currently serves as the President and a member of the Board of Directors of The Australia Traffic Network Pty Limited, having served as a sales representative since February 1998 and as sales director since March 2000. Prior to joining Australia Traffic Network, Mr. Pezzimenti was the manager of retail development for the CBS television affiliate in Buffalo, New York.
Compliance with Section 16(a) of the Exchange Act
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company, or written representations that no Forms 5 were required, the Company believes that its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2008.
Corporate Governance, Ethics and Business Conduct
          The Company’s Board of Directors firmly believes that the commitment to sound corporate governance practices is essential to obtaining and retaining the trust of investors, employees and suppliers. The Company’s corporate governance practices reflect the requirements of applicable securities laws, including the Sarbanes-Oxley Act of 2002, the Nasdaq Stock Market listing requirements and the Company’s own vision of good governance practices.
          The Company is committed to conducting business lawfully and ethically. All of its employees, including its Chief Executive Officer and senior financial officers, are required to act at all times with honesty and integrity. The Company’s Code of Business Conduct and Ethics covers areas of professional conduct, including workplace behavior, conflicts of interest, fair dealing with competitors and vendors, the protection of Company assets, trading in Company securities and confidentiality, among others. The Code of Business Conduct and Ethics requires strict adherence to all laws and regulations applicable to our business and also describes the means by which any employee can provide an anonymous report of an actual or apparent violation of our Code of Business Conduct and Ethics. In addition to the Code of Business Conduct and Ethics, the Company has adopted a separate Code of Ethics specifically applicable to the Company’s Chief Executive Officer and senior financial officers, including the Chief Financial Officer and principal accounting officer (if different from the Chief Financial Officer).
          The full text of the Code of Business Conduct and Ethics and the Code of Ethics specifically applicable to the Company’s Chief Executive Officer and senior financial officers are each available online at www.globaltrafficnetwork.com (click on “Investor Relations,” “Corporate Governance” “Committees and Charters” and “Code of Business Conduct and Ethics”).
Audit Committee of the Board of Directors
     The Company has established a three-member audit committee within the Board of Directors that currently consists of Chairman Stuart R. Romenesko, and Messrs. Shane E. Coppola and Gary O. Benson. The audit committee operates under a written charter adopted by the Board of Directors, a current copy of which is available on the Company’s Internet website at www.globaltrafficnetwork.com (click on “Investor Relations,” and “Corporate Governance” “Committees and Charters”). As set forth in the charter, the primary responsibilities of the Audit Committee include: (i) serving as an independent and objective party to oversee the Company’s financial reporting process and internal control system; (ii) reviewing and appraising the audit performed by the Company’s independent accountants; and (iii) providing an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The charter also requires that the audit committee, among other things, review and pre-approve the performance of all audit and non-audit accounting services to be performed by the Company’s independent accountants, other than certain de minimus exceptions permitted by Section 202 of the Sarbanes-Oxley Act of 2002. The audit committee held four meetings during fiscal 2008 and took action by written consent on one occasion. The Board of Directors has determined that at least one member of the audit committee, Stuart R. Romenesko, is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. In addition, each member of the audit committee (including Mr. Romenesko) is an “independent director,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. The Board of Directors has also determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

Item 11. Executive Compensation
     Compensation Discussion and Analysis
     This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive and principal financial officers, our three other most highly compensated individuals who were serving as executive officers as of June 30, 2008. These individuals are referred to in this prospectus as the “named executive officers.”
     Overview of Compensation Program
     The primary goals of our executive compensation structure are to provide competitive levels of compensation that integrate pay with our annual company objectives and long-term goals, reward above-average company performance, recognize individual initiative and achievements, and assist us in attracting and retaining qualified executives. Executive compensation is set at levels that the compensation committee believes to be consistent with others in our industry. To meet these goals, our compensation committee has determined that the total compensation program for executive officers should generally consist of some or all of the following four components, the amount of each component to be based upon a combination of individual and company performance:
•	Base salary;

•	Annual cash incentive compensation (bonus);

•	Non-equity incentive plan compensation (sales commissions); and

•	Stock options and/or restricted stock.
     Each individual component of compensation meets some or all of our compensation goals. Base salary is designed to provide the competitive annual cash compensation required to attract and retain qualified executives. Annual bonus and non-equity incentive plan compensation are performance based awards designed to reward employees for achieving objectives on an individual and/or company wide basis. Stock options and restricted stock are intended to reward employees for long-term company performance and to align employees’ interests with the interests of our stockholders. Prior to the current fiscal year, the factors considered to date in determining annual cash bonus amounts paid and the amount of stock options granted to our named executive officers have been subjective and qualitative in nature and entirely within the discretion of our Board of Directors or the compensation committee thereof. Effective in fiscal year 2008, objective criteria have been established for the awarding of cash bonuses, while the award of stock options and/or restricted stock has remained subjective and qualitative by nature and entirely within the discretion of our Board of Directors or the compensation committee thereof. In the future our compensation committee will consider establishing defined performance objectives on which to base stock option and restricted stock awards to our named executive officers.
     With respect to stock options and restricted stock, our compensation committee has taken into consideration the existing stock ownership of our named executive officers in an effort to tailor the application of our equity incentive compensation policies. Specifically, our compensation committee recognizes that our President and Chief Executive Officer and our Treasurer and Secretary had substantial stock ownership in our company at the time of our March 2006 initial public offering and continue to hold substantial amounts of our stock. As a result, the compensation committee has determined that grants of long-term incentives to these executives in the form of stock options and/or restricted stock are not currently necessary to align their interests with those of our stockholders and to incentivize them to execute our Company’s long-term objectives.
     Mr. B. William Pezzimenti, who serves as President and Director of Australia Traffic Network, was the only named executive officer that received non-equity incentive plan compensation in the form of monthly sales-based commissions during fiscal 2007. Prior to our becoming a public company in March 2006, Mr. Pezzimenti historically received incentive compensation in the form of sales-based commissions and we have elected to continue compensating him in this manner. Due to the relatively mature nature of our Australian operations, the financial results of these operations are highly dependant on continued sales of our commercial advertising inventory. Therefore, we believe that providing a component of incentive compensation tied directly to sales of advertising inventory is appropriate for Mr. Pezzimenti. During fiscal 2007, the focus of our earlier stage Canadian operations was more varied. In addition to increasing sales production, our Canadian operations also focused on, among other things, building our infrastructure in multiple Canadian markets and developing relationships with Canadian network affiliates. As a result, we did not elect to provide commission-based non-equity incentive compensation tied to the fiscal 2007 performance of our Canadian business. Commencing in fiscal 2008, however, we determined that the nature of our Canadian operations had matured to a level at which we wanted to encourage greater focus on our sales production. In order to do so, we established a commission-based compensation plan for Mr. Ivan Shulman, who serves as our Senior Vice President and Director of International Sales, which is based on the performance of our Canadian operations.
     Although the Company pays Mr. Pezzimenti in Australian dollars, Mr. Pezzimenti’s compensation in this Annual Report on Form 10-K is reported in U. S. dollars. Due to the strengthening of the Australian dollar against the U.S. dollar over the past several years, a portion the increase in Mr. Pezzimenti’s reported cash compensation is the result of currency fluctuations and not entirely due to compensation increases in the local currency. When making compensation determinations regarding Mr. Pezzimenti, our compensation committee performs its analysis in the local currency only and does not take into account portions of compensation increases (or decreases) resulting from currency fluctuations. The increase in Mr. Pezzimenti’s base salary from $282,930 in fiscal 2007 to $430,250 in fiscal 2008, while representing an increase of 52% in U.S. dollars, represents an increase of 33% in Australian dollars.

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
     The charter of our compensation committee authorizes the committee to approve compensation for our Chief Executive Officer, to develop policies and programs governing the compensation of all company executives that support corporate objectives and the long-term interests of stockholders, and to administer our equity compensation plans. Because our compensation committee is expected to evaluate the performance of our executives in achieving our Company’s long-term goals and stated objectives, the compensation committee charter establishes an expectation that our compensation committee meet at least once annually, and more frequently if circumstances dictate. Although our compensation committee has typically met with our Chief Executive Officer, when appropriate, such as when the compensation committee is discussing or evaluating compensation for our Chief Executive Officer, the compensation committee meets in executive session without management. Although our compensation committee is solely responsible for establishing compensation for our Chief Executive Officer, our Chief Executive Officer plays a significant role in establishing compensation received by the other named executive officers by providing periodic reports and recommendations to our compensation committee concerning the performance and compensation of these other named executive officers. In some instances, primarily in connection with the non-equity incentive plan compensation determinations, our chief Executive Officer has established compensation and subsequently reported to the compensation committee. With the exception of our Chief Executive Officer, the named executive officers do not currently have any role in determining or recommending the form or amount of compensation that they receive.
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
     Elements of 2008 Executive Compensation
     Base Salary. The base salaries for the named executive officers were initially established pursuant to employment agreements or arrangements entered into at the commencement of the executives’ employment with our Company. The base salaries for our executives are established based on the scope of their responsibilities, the level of their experience and the urgency of our need for the executive’s particular skill set, taking into account competitive market data on compensation for similar positions within public companies having a similar market capitalization as ours. Our compensation committee reviews the base salaries of our executives on an annual basis. Salaries may be adjusted as appropriate to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Increases are considered in the context of the general trends in compensation practices, our overall annual budget and in the context of the overall compensation payable to an individual. If our compensation committee believes that increased compensation is warranted based on responsibilities and performance levels that recur from year to year (rather than individual or Company performance over the past year), the increase will generally take the form of an increase in base salary rather than a one-time bonus award. There was no change in the base compensation of Messrs. Yde or Mr. Cody during fiscal 2008. Effective July 1, 2008, we increased the base salary of Mr. Yde from $400,000 to $450,000 and we increased the base salary of Mr. Cody from $300,000 to $315,000. These increases were made in recognition of the increased duties and level of responsibility associated with the Company’s growth, including our expansion in the United Kingdom and the development of Mobile Traffic Network’s start-up business operations.
     Annual Bonus. Our compensation committee or, in some instances, our Chief Executive Officer has made subjective determinations with respect to annual bonuses based on a named executive officer’s achieving or exceeding individual performance objectives and/or an evaluation of overall Company performance against expectations. During the fiscal year ended June 30, 2008, our compensation committee awarded cash bonuses to Messrs. Yde and Cody of $200,000 and $100,000, respectively. The awards were based on the Company projecting to reach the fiscal 2008 EBITDA goal set by the Board of Directors when approving the Company’s fiscal 2008 budget at the beginning of the fiscal year. Each of Messrs. Yde and Cody have agreed to refund the bonus amounts in full following the filing of the Company’s fiscal 2008 Annual Report on Form 10-K if the EBITDA goals are not achieved based on financial results reported in the Company’s 2008 audited consolidated financial statements.

     Long Term Incentive Program. We believe that long term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards and, to date, our long-term compensation has consisted of stock options and restricted stock. Our stock compensation plans have been established to provide key employees, including our executive officers, with incentives to help align the employees’ interests with those of our stockholders, enabling our executive officers to participate in the long-term appreciation of our stockholder value, while personally experiencing the impact of any business setbacks, whether Company specific or industry based. Additionally, we include stock options and restricted stock in our compensation program as a means of promoting retention of key executives, which is achieved by subjecting such options and restricted stock grants to service-based vesting schedules. Options and restricted stock vest in annual installments over periods that range from three to five years, with vesting dates matching the anniversaries of the grant dates. Our initial grants of long-term equity-based incentive compensation following our initial public offering in March 2006, took the form of stock options. Commencing in fiscal 2008, we began granting shares of restricted stock in part to mitigate the level of dilution resulting from equity based incentives, as the equivalent level of intrinsic value may be realized through granting fewer restricted shares than the amount of shares underlying stock options. Our compensation committee determines the form that an equity-based compensation award will take on an individual basis at the time of grant.
     The initial stock option grant made to an executive officer upon joining us is primarily based on competitive conditions applicable to the named executive officer’s specific position. In addition, our compensation committee considers the number of options owned by other executive officers in comparable positions within our Company, as well as at public companies with comparable market capitalizations. Subsequent grants to executive officers are generally considered and awarded in connection with the annual company-wide compensation review or at other times deemed appropriate. Such subsequent grants serve to maintain a competitive position for our Company relative to new opportunities that may become available to our executive officers.
     Awards to an executive officer are based upon his or her sustained performance over time, ability to impact results that drive our stockholder value, level of responsibility within the Company, potential to take on roles of increasing responsibility in our Company and competitive equity award levels for similar positions and responsibilities in public companies with comparable market capitalizations. Equity awards are not granted automatically to our executive officers on an annual basis. With respect to our President and Chief Executive Officer and our Treasurer and Secretary, we have recognized their substantial stock ownership positions in our Company and have determined that options grants are not currently necessary to align their interests with those of our stockholders and to incentivize them to execute on our Company’s long-term objectives. During the fiscal year ended June 30, 2008, we granted Mr. Cody 15,000 shares of restricted stock and stock options to purchase up to 50,000 shares of our common stock. The grant to Mr. Cody was made in conjunction with the board meeting roughly corresponding to the anniversary of his employment with our Company and was deemed appropriate in light of his potential to impact our operating and financial results that drive the value of our stock. Mr. Shulman received 15,000 shares of restricted stock, which was made pursuant to his employment arrangement with our Company. Mr. Shulman’s employment arrangement, which was determined at the time he joined our Company, provided for grants of 50,000 share stock options at the commencement of his employment and on the first and second anniversaries thereof. Mr. Shulman agreed to receive the 15,000 share restricted stock grant in lieu of the 50,000 stock options initially contemplated. We granted Mr. Pezzimenti a total of 110,000 stock options during fiscal 2008 pursuant to two separate grants. Each of these grants was discretionary in nature and designed to reward Mr. Pezzimenti for the outstanding performance of the Australia Traffic Network and the importance of the Company’s Australian operations to the Company’s overall performance. Our compensation committee will continue to analyze the facts and circumstances surrounding these and other executives when making equity based compensation grant determinations.
     We have not established any stock ownership guidelines for our executives but we believe that a meaningful equity stake in our Company by our executive officers fosters alignment between the interests of our executive officers and those of our stockholders.
     Non-Equity Incentive Plan Compensation — Sales Commissions and Bonuses. William Pezzimenti, President and Director of Australia Traffic Network, receives non-equity incentive plan compensation in the form of monthly sales-based bonuses. Our Chief Executive Officer established monthly sales targets for Australia Traffic Network for the fiscal year ended June 30, 2008 and provided monthly incentives of approximately $11,000 and $5,000 based on these sales targets. The targets roughly approximate the 95% and 100% of Australia Traffic Networks sales budget for fiscal year 2008. During the fiscal year ended June 30, 2008, Mr. Pezzimenti achieved 100% of both of his monthly sales targets for all twelve months of the year. In the aggregate, Australia Traffic Network achieved approximately 108% of its cumulative monthly sales targets for fiscal 2008 and Mr. Pezzimenti received aggregate sales bonuses of approximately $188,353. The compensation committee evaluates the terms of the non-equity incentive plan applicable to Mr. Pezzimenti on an annual basis and revises the terms of this plan based on their review. Mr Pezzimenti will continue to receive monthly sales-based bonuses of approximately $11,000 and $5,000 in fiscal year 2009, for achieving sales targets set by our Chief Executive Officer. However, the targets for 2009 approximate 100% and an amount approximately 104% of Australia Traffic Network’s fiscal 2009 monthly sales budgets. Due to the fixed cost nature of our business, it is anticipated that such an increase will yield significant additional operating income and earnings. For the fiscal year ending June 30, 2008, we established a similar commission-based non-equity compensation plan for Ivan Shulman, Senior Vice President and Director of International Sales that is based on the performance of our Canadian operations. Under this plan, Mr. Shulman is entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage is 1% if net revenues for the month exceed $400,000, 2% if net revenues for the month exceed $500,000, 3% if net revenues for the month exceed $600,000, or 4% if net revenues for the month exceed $700,000. The thresholds are all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned are then converted into U.S. dollars for payment to Mr. Shulman. In addition, Mr. Shulman was entitled to receive separate $100,000 cash bonus payments if Canada Traffic Network achieved positive EBITDA and positive net income prior to the allocation of corporate overhead (if any), respectively. In recognition of Canadian Traffic Network achieving net revenues in excess of $800,000 for the month of June 2008, at the request of our Chief Executive Officer, the compensation committee agreed to revise the plan to pay 4.5% commission if net revenues exceeded $800,000. Mr Shulman received aggregate commissions of $175,596 under the non-equity incentive plan for fiscal 2008. For fiscal 2009, Mr. Shulman is entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage is 1% if net revenues for the month exceed $700,000, 2% if net revenues for the month exceed $800,000, 3% if net revenues for the month exceed $900,000, or 4% if net revenues for the month exceed $1,000,000. The thresholds are all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned are then converted into U.S. dollars for payment to Mr. Shulman. In addition, Mr. Shulman is entitled to receive separate $100,000 cash bonus payments if Canada Traffic Network achieves positive EBITDA after payments to Mr. Shulman (including his non-equity incentive compensation).

     Severance and Other Benefits Upon Termination of Employment
     In order to achieve our compensation objective of attracting, retaining and motivating qualified executives, we believe that we need to provide our executive officers with severance protections that are consistent with the severance protections offered by public companies with similar market capitalizations. Thus, the current employment agreements with Messrs. Yde, Cody, and Arfman provide for severance benefits in the event of a termination of employment by the Company without cause or by the executive in the event of a material breach by the Company of the executive’s employment agreement. Our compensation committee has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with our Company and as part of their overall compensation package. The severance benefits for these executives generally consist of continued salary for a period of 18 months, or, in the case of Mr. Cody, through the end of the term of his employment agreement.
     We believe these severance benefits are consistent with the minimum severance arrangements of public companies with similar market capitalizations and provide these executive officers with financial and personal security during a period of time when they are likely to be unemployed. See “Potential Payments Upon Termination or Change in Control” below for a description of the potential payments that may be made to the named executive officers in connection with their termination of employment or a change in control.
     Tax Deductibility of Compensation
     Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to each of our five most highly paid executive officers. There is an exception to the $1,000,000 limit, however, for performance-based compensation meeting certain requirements. Stock option awards and awards of restricted stock generally are performance-based compensation meeting those requirements and, as such, are fully deductible.
     Summary Compensation Table
     The following summary compensation table reflects cash and non-cash compensation for the fiscal years ended June 30, 2008 and 2007 awarded to or earned by the named executive officers.

	Fiscal					Non- Equity
Name and	Year			Stock	Option	Incentive Plan
Principal	Ended			Awards	Awards	Compensation	All Other
Position	June 30	Salary ($)	Bonus ($)	($)(1)	($)(1)	($)	Compensation ($)		Total ($)
William L. Yde III	2008	$412,000	$200,000	$0	$0	$0	$0		$612,000
President and Chief	2007	$366,500	$50,000	$0	$0	$0	$0		$416,500
Executive Officer
Scott E. Cody	2008	$312,000	$100,000	$10,363	$193,110	$0	$0		$615,473
Chief Financial Officer and	2007	$229,769	$0	$0	$95,125	$0	$6,504	(2)	$331,398
Chief Operating Officer
Dale C. Arfman	2008	$187,000	$0	$0	$0	$0	$0		$187,000
Treasurer and Secretary	2007	$179,000	$0	$0	$0	$0	$0		$179,000
Ivan N. Shulman	2008	$319,765	$0	$10,363	$164,367	$175,596 (7)	$0		$670,091
Senior Vice President and	2007	$261,386	$100,000	$0	$81,540	$0	$0		$442,926
Director of International Sales
B. William Pezzimenti(3)	2008	$430,520	$0	$0	$71,032	$188,353 (6)	$24,608	(5)	$714,513
President and Director of	2007	$282,930	$0	$0	$34,433	$206,062 (4)	$21,562	(5)	$544,987
Australia Traffic Network

(1)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2008 and 2007 in accordance with FAS 123(R). Assumptions used in calculating this amount are included in Note 12 to our audited financial statements for the fiscal year ended June 30, 2008, which are included elsewhere in this report.

(2)	Consists of reimbursement for health benefit premiums paid by the employee.

(3)	Mr. Pezzimenti is paid in Australian dollars. For the purposes of this table, his compensation has been converted to United States dollars utilizing the average monthly exchange rate for the fiscal years ended June 30, 2008 and June 30, 2007.

(4)	Consists of non-equity incentive plan compensation in the form of monthly sales-based commissions. Our Chief Executive Officer established monthly sales targets for The Australia Traffic Network for the fiscal year ended June 30, 2007. If The Australia Traffic Network achieved at least 100% of its sales target for a particular month, Mr. Pezzimenti was entitled to receive a commission payment equal to the amount by which 2% of that month’s net sales exceeded his monthly base salary. If Australia Traffic Network achieved at least 95% but less than 100% of its sales target for the month, Mr. Pezzimenti was entitled to receive a commission payment equal to the amount by which 1.5% of that month’s net sales exceeded his monthly base salary. Mr. Pezzimenti was not entitled to receive commissions for any month in which Australia Traffic Network failed to achieve at least 95% of its sales target. However, we agreed to “true-up” the commission payments to Mr. Pezzimenti on a quarterly basis such that Mr. Pezzimenti was entitled to received the entire 2% or 1.5% of net sales, as applicable, if Australian Traffic Network failed to achieve 100% or 95% of its sales target for a particular month but achieved the applicable threshold percentage of the cumulative sales targets for the entire three month period.

(5)	Consists of automobile related costs incurred for the benefit of the employee.

(6)	Represents non-equity incentive plan compensation the form of monthly sales bonuses. Our Chief Executive Officer established monthly sales targets for Australia Traffic Network for the fiscal year ended June 30, 2008 and provided monthly incentives of approximately $11,000 and $5,000 based on these sales targets. The targets roughly approximate the 95% and 100% of Australia Traffic Networks sales budget for fiscal year 2008. During the fiscal year ended June 30, 2008, Mr. Pezzimenti achieved 100% of both of his monthly sales targets for all twelve months of the year. In the aggregate, Australia Traffic Network achieved approximately 108% of its cumulative monthly sales targets for fiscal 2008.

(7)	Represents non-equity incentive plan compensation the form of monthly sales commissions. Mr. Shulman is entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage is 1% if net revenues for the month exceed $400,000, 2% if net revenues for the month exceed $500,000, 3% if net revenues for the month exceed $600,000, 4% if net revenues for the month exceed $700,000 or 4.5% if net revenues exceed $800,000. The thresholds are all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned are then converted into U.S. dollars for payment to Mr. Shulman.
Compensation of Named Executive Officers
     The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our named executive officers in fiscal years 2008 and 2007. The primary elements of the named executive officers’ total compensation reported in the table are base salary, cash bonus, long-term equity incentive consisting of stock options and/or restricted stock and non-equity incentive plan compensation in the form of sales-based commissions. Our named executive officers also earned or were paid the other benefits listed in column entitled “All Other Compensation” of the Summary Compensation Table, as further described in the footnotes to the table.
     The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each named executive officer’s employment agreement, base salary and bonus is provided immediately following this paragraph. The Grants of Plan-Based Awards in Fiscal 2008 table, and the description of the material terms of the stock options and restricted stock granted in fiscal 2008 that follows it, provide information regarding the long-term equity incentives awarded to named executive officers in fiscal 2008. The Outstanding Equity Awards at Fiscal 2008 Year-End table provides further information on the named executive officers’ potential realizable value with respect to their equity awards. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our named executive officers under certain circumstances.

Description of Employment Agreements, Salary, and Bonus Amounts
     Employment Agreement with William L. Yde III
     Salary and Bonus. On November 18, 2005, we entered into an employment agreement with William L. Yde III, our Chief Executive Officer and President. The agreement has a term of five years and became effective on March 29, 2006, the closing date of our initial public offering. Pursuant to this agreement, Mr. Yde is entitled to receive an initial base salary of $350,000 per year, subject to $50,000 increases that are contingent upon us achieving certain profit levels as determined by the Board of Directors. On March 29, 2007 and in accordance with the employment agreement, our compensation committee increased Mr. Yde’s annualized base salary to $400,000. Mr. Yde was also eligible to receive a bonus of up to $50,000 annually and a bonus in the form of stock awards or grants of options to purchase our capital stock, dependent upon such factors or goals as may be determined by our board of directors from time to time. Effective July 1, 2008, our compensation committee amended Mr. Yde’s employment agreement to increase Mr. Yde’s annual base salary from $400,000 to $450,000. Mr. Yde will be entitled to additional $50,000 increases in his base salary on July 1 of each year provided that the Company achieves certain profit levels to be determined by the Board for the preceding fiscal year. Mr. Yde is also entitled to receive an annual performance-based bonus of up to 50% of his annual base salary for each of fiscal 2009, 2010 and 2011. The amount of each year’s bonus, if any, will be determined and paid based upon satisfaction of certain operating profit goals to be determined by our compensation committee for the applicable fiscal year and is contingent upon Mr. Yde remaining an active employee of the Company through the end of the applicable fiscal year. Mr. Yde’s employment agreement provides that unless and until the Company elects to provide its United States based employees with medical insurance, the Company will pay Mr. Yde $1,000 per month in lieu providing him with medical insurance. The agreement requires Mr. Yde to devote substantially all of his working time to our Company. Also pursuant to the agreement, our Board of Director, in its sole discretion, may grant Mr. Yde up to 500,000 shares of our common stock (as adjusted for stock splits, stock combinations, reorganizations or similar events) if our stock has traded at an average closing sales price of $30.00 per share for 20 consecutive trading days during the term of the agreement, as reported on the NASDAQ Global Market (or such other market or exchange if our common stock is then quoted or listed on a market or exchange other than the NASDAQ Global Market).
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
     Employment Agreement with Scott E. Cody
     Salary and Bonus. On February 14, 2006, we entered into an employment agreement with Scott E. Cody, our Chief Operating Officer and Chief Financial Officer. The agreement had a term of three years and became effective on March 29, 2006, the closing date of our initial public offering. This agreement was amended effective March 29, 2007. Pursuant to the employment agreement, as amended, Mr. Cody is entitled to receive a base salary of $300,000 per year. Effective July 1, 2008 pursuant to a further amendment to Mr. Cody’s employment agreement, the compensation committee agreed to extend the term of the agreement until June 30, 2011. The agreement was previously scheduled to expire on March 29, 2009. In addition, Mr. Cody’s annual base salary was increased from $300,000 to $315,000 commencing July 1, 2008 and will be subject to additional 5% increases on July 1 of each year during the term of the agreement. Mr. Cody is also entitled to receive an annual performance-based bonus of up to $100,000 for each of fiscal 2009, 2010 and 2011. The amount of each year’s bonus, if any, will be determined and paid based upon satisfaction of certain operating profit goals to be determined by the compensation committee for the applicable fiscal year and is contingent upon Mr. Cody remaining an active employee of the Company through the end of the applicable fiscal year. Mr. Cody’s employment agreement provides that unless and until the Company elects to provide its United States based employees with medical insurance, the Company will pay Mr. Cody $1,000 per month in lieu providing him with medical insurance. The employment agreement, as amended, requires Mr. Cody to devote substantially all of his working time to our Company.

     Equity-based Incentives. In connection with entering into the employment agreement, our Board of Directors approved a grant to Mr. Cody of an option to purchase 100,000 shares of our common stock. This option, which was granted on March 23, 2006 (the effective date of our initial public offering), has an exercise price equal to $5.00 (the initial public offering price) and vests over three years with 33,334 shares vesting on March 23, 2007 and 33,333 shares vesting on each of March 23, 2008 and March 23, 2009. In addition, on March 29, 2007, upon approval by the compensation committee of the Board of Directors, we granted Mr. Cody stock options to purchase an additional 100,000 shares of our common stock at an exercise price equal to $5.25 per share. The option vests over three years with 33,333 shares vesting on each of March 29, 2008 and 2009, and 33,334 shares vesting on March 29, 2010. On March 12, 2008, upon approval of the compensation committee of the Board of Directors, we granted Mr. Cody 15,000 shares of restricted stock of our common stock and stock options to purchase an additional 50,000 shares of our common stock at an exercise price equal to $6.80 per share. The option vests over three years with 16,666 shares vesting on March 12, 2009, and 16,667 shares vesting on each of March 12, 2010 and 2011. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three equal annual installments of 5,000 shares each on March 12, 2009, 2010 and 2011.
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
Employment Agreement with Dale C. Arfman
     Salary and Bonus. On November 18, 2005, we entered into an employment agreement with Dale C. Arfman, our Treasurer and Secretary. The agreement has a term of three years and became effective on March 29, 2006, the closing date of our initial public offering. Pursuant to this agreement, Mr. Arfman is entitled to receive an initial base salary of $175,000 per year. Mr. Arfman is also eligible to receive a cash bonus or a bonus in the form of stock awards or grants of options to purchase our capital stock, dependent upon such factors or goals as may be determined by the Board from time to time. We have agreed that unless and until the Company elects to provide its United States based employees with medical insurance, the Company will pay Mr. Arfman $1,000 per month in lieu providing him with medical insurance. The agreement requires Mr. Arfman to devote substantially all of his working time to our Company.
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
Employment Arrangement with Ivan N. Shulman
     Salary and Bonus. On May 3, 2006, we entered into an unwritten employment arrangement with Ivan N. Shulman that became effective on May 8, 2006, pursuant to which Mr. Shulman serves as Senior Vice President and Director of International Sales. Under his employment arrangement, we agreed to pay Mr. Shulman an initial annualized base salary of $250,000 during his first year of employment, with a $50,000 increase in base salary in each of the following two years. Mr. Shulman is also eligible to receive bonus compensation from time to time as determined by our Board of Directors.
     Equity-based Incentives. Pursuant to Mr. Shulman’s employment arrangement, we granted Mr. Shulman an option to purchase 50,000 shares of our common stock on May 8, 2006, the date on which he commenced his employment with us. We also agreed to grant Mr. Shulman similar options to purchase an additional 50,000 shares of our common stock on each of May 8, 2007 and May 8, 2008, provided that he remains an employee of ours on such dates (the May 8, 2007 option has been granted). On March 12, 2008, in lieu of the 50,000 options to be granted on May 8, 2008, Mr. Shulman elected to receive a 15,000 share restricted stock grant. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three equal annual installments of 5,000 shares each on March 12, 2009, 2010 and 2011. In addition, Mr. Shulman was granted an additional option to purchase 50,000 shares of our common stock on December 8, 2006. All of these options have an exercise price equal to the fair market value of our common stock on the date of grant and vest or will vest in three equal annual installments commencing on the one-year anniversary of the date of grant.
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

Employment Arrangement with B. William Pezzimenti
     Salary and Bonus. B. William Pezzimenti is employed by Australia Traffic Network pursuant to an unwritten arrangement that has no definite term. His base salary, cash bonus and/or cash-based incentive compensation plan is determined for each fiscal year by our Chief Executive Officer in consultation with our compensation committee.
     Equity-based Incentives. Mr. Pezzimenti’s equity-based compensation grants are made by our compensation committee, generally at the suggestion of our Chief Executive Offering, from time to time as deemed appropriate. At the time of our initial public offering, our Board of Directors approved a grant to Mr. Pezzimenti of an option to purchase 50,000 shares of our common stock. This option, which was granted on March 23, 2006 (the effective date of our initial public offering), has an exercise price equal to $5.00 (the initial public offering price) and vests over three years with 16,667 shares having vested on each of March 23, 2007 and 2008 and 16,666 shares vesting on March 23, 2009. In addition, on October 24, 2007 and March 12, 2008, upon approval by the compensation committee, we granted Mr. Pezzimenti stock options to purchase 10,000 and 100,000 shares of our common stock at exercises price equal to $6.68 per share and $6.80 per share, respectively . Each option vests in three equal annual installments commencing on the first anniversary of the grant date.
     Confidentiality, Non-competition and Non-solicitation Agreement with William Pezzimenti
     We have entered into an agreement with Mr. William Pezzimenti which provides for confidentiality, non-competition and non-solicitation covenants that will remain in effect for a period of one year following termination of Mr. Pezzimenti’s employment.
Grants of Plan-Based Awards in Fiscal 2008
     The following table sets forth information with respect to stock options granted to the named executive officers during the fiscal year ended June 30, 2008. All stock options and restricted stock identified in the following table were granted under the 2005 Plan, the material terms of which are described below.

			Option Awards:
		Stock Awards:	Number of
		Number of	Securities	Exercise or	Grant Date
		Shares of	Underlying	Base	Fair Value of
		Stock	Options	Price of Option	Stock and Option
Name	Grant Date	(#)	(#)	Awards ($/Sh)	Awards (6)
William L. Yde III	—	—	—	—	—
Scott E. Cody	March 12, 2008	—	50,000 (1)	$6.80	$189,500
Scott E. Cody	March 12, 2008	15,000 (2)	—	—	$102,000
Dale C. Arfman	—	—	—	—	—
Ivan N. Shulman	March 12, 2008	15,000 (3)	—	—	$102,000
B, William Pezzimenti	March 12, 2008	—	100,000 (4)	$6.80	$392,100
B. William Pezzimenti	October 24, 2007	—	10,000 (5)	$6.68	$38,250

(1)	Represents a discretionary option grant that vests with respect to 16,666 shares on March 12, 2009 and 16,667 shares on each of March 12, 2010 and March 12, 2011. The option has an exercise price equal to the fair market value of our common stock on the date of grant.

(2)	Represents a discretionary restricted stock grant subject to transfer and forfeiture restrictions that lapse in three equal annual installments of 5,000 shares each on March 12, 2009, 2010 and 2011

(3)	Represents a discretionary restricted stock grant subject to transfer and forfeiture restrictions that lapse in three equal annual installments of 5,000 shares each on March 12, 2009, 2010 and 2011

(4)	Represents a discretionary option grant that vests with respect to 20,000 shares on each of March 12, 2009, March 12, 2010, March 12, 2011, March 12, 2012 and March 12, 2013. The option has an exercise price equal to the fair market value of our common stock on the date of grant.

(5)	Represents a discretionary option grant that vests with respect to 3,334 shares on October 24, 2008 and 3,333 shares on each of October 24, 2009 and October 24, 2010. The option has an exercise price equal to the fair market value of our common stock on the date of grant.

(6)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2008 and 2007 in accordance with FAS 123(R). Assumptions used in calculating this amount are included in Note 12 to our audited financial statements for the fiscal year ended June 30, 2008, which are included elsewhere in this report.

Global Traffic Network, Inc. 2005 Stock Incentive Plan
     On September 30, 2005, we adopted the 2005 Plan and our stockholders approved the 2005 Plan’s adoption on the same date. The 2005 Plan authorizes the granting of stock based awards to purchase up to 1,200,000 shares of our common stock, of which a total of 1,012,500 shares are subject to outstanding option and restricted stock grants as of June 30, 2008. Under the 2005 Plan, our Board of Directors or a committee of two or more non-employee directors designated by our board administers the 2005 Plan. As such, the board or compensation committee, as applicable, has the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to our employees, directors and consultants. The types of awards that may be granted under the 2005 Plan include incentive and non-qualified stock options, restricted and unrestricted stock, stock appreciation rights, performance shares and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Board of Directors or committee thereof in its sole discretion.
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
Outstanding Equity Awards at 2008 Fiscal Year-End
     The following table includes certain information as of June 30, 2008 with respect to the value of all unexercised stock options and restricted shares previously awarded to the named executive officers. All stock options and restricted stock identified in the following table were granted under the 2005 Plan.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised						Market Value
	Options	Options		Option	Option	Number of Shares		of Shares
	(#)	(#)		Exercise	Expiration	of Stock that have not Vested		of Stock that have not Vested
Name	Exercisable	Unexercisable		Price ($)	Date	(#)		($)(11)
William L. Yde III	0	0		—	—	—		—
Scott E. Cody	66,667	33,333	(1)	$5.00	March 23, 2016	—		—
Scott E. Cody	33,333	66,667	(2)	$5.25	March 29, 2017	—		—
Scott E. Cody	0	50,000	(3)	$6.80	March 12, 2018	—		—
Scott E. Cody	0	0		—	—	15,000	(10)	$134,100
Dale C. Arfman	0	0		—	—	—		—
Ivan N. Shulman	33,334	16,666	(4)	$6.28	May 8, 2016	—		—
Ivan N. Shulman	16,667	33,333	(5)	$4.66	December 8, 2016	—		—
Ivan N. Shulman	16,667	33,333	(6)	$7.05	May 8, 2017	—		—
Ivan N. Shulman	0	0		—	—	15,000	(10)	$134,100
William Pezzimenti	33,334	16,666	(7)	$5.00	March 23, 2016	—		—
William Pezzimenti	0	10,000	(8)	$6.68	October 24, 2017	—		—
William Pezzimenti	0	100,000	(9)	$6.80	March 12, 2018	—		—

(1)	Vests with respect to 33,333 shares on March 23, 2009.

(2)	Vests with respect to 33,333 shares on March 29, 2009 and with respect to 33,334 shares on March 29, 2010.

(3)	Vests with respect to 16,666 shares on March 12, 2009 and with respect to 16,667 shares on March 12, 2010 and March 12, 2011.

(4)	Vests with respect to 16,666 shares on May 8, 2009.

(5)	Vests with respect to 16,667 shares on December 8, 2008 and with respect to 16,666 shares on December 8, 2009.

(6)	Vests with respect to 16,667 shares on May 8, 2009 and with respect to 16,666 shares on May 8, 2010.

(7)	Vests with respect to 16,666 shares on March 23, 2009.

(8)	Vests with respect to 3,334 shares on October 24, 2008 and with respect to 3,333 shares on each of October 24, 2009 and October 24, 2010.

(9)	Vests with respect to 20,000 shares on each of March 12, 2009, March 12, 2010, March 12, 2011, March 12, 2012 and March 12, 2013.

(10)	Vests with respect to 5,000 shares on each of March 12, 2009. March 12, 2010 and March 23, 2011. Market value based on $8.94 per share, the closing price of our common stock on June 30, 2008, the last day of our fiscal year.

(11)	Based on $8.94 per share, which was the closing price on June 30, 2008, the last day of our fiscal year.
Potential Payments Upon Termination or Change-in-Control
     In the event we terminate Mr. Yde’s employment for “cause,” Mr. Yde will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Yde’s employment without “cause” or if Mr. Yde terminates his employment as a result of our material breach of the agreement, Mr. Yde will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for 18 months following the effective date of termination. The term “ cause “ under Mr. Yde’s employment agreement includes the following events: (i) Mr. Yde’s conviction of a felony; (ii) Mr. Yde’s material breach of the employment agreement; (iii) Mr. Yde’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Yde’s failure to perform his duties as our company’s President and Chief Executive Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Yde’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Yde’s employment had been terminated without “cause” as of June 30, 2008 (our most recent fiscal year end), we would have been required to make $600,000 of aggregate severance payments to Mr. Yde, which would have been payable in installments over 18 months in accordance with our normal payroll business practices. Based on the amendment to Mr. Yde’s employment agreement effective July 1, 2008, we would be required to make $675,000 of aggregate severance payments to Mr. Yde, which would have been payable in installments over 18 months in accordance with our normal payroll business practices.
     In the event we terminate Mr. Cody’s employment for “cause,” Mr. Cody will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Cody’s employment without “cause” or if Mr. Cody terminates his employment as a result of our material breach of the employment agreement or our requiring him to report directly to anyone other than our Chief Executive Officer, President or our Board of Directors, Mr. Cody will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for the remaining term of the employment agreement. If we determine not to renew Mr. Cody’s employment agreement, we are required to provide Mr. Cody with notice of such determination six months prior to the expiration of the agreement or to continue to pay Mr. Cody his then current annualized salary for a period of six months following such expiration. The term “cause” under Mr. Cody’s employment agreement includes the following events: (i) Mr. Cody’s conviction of a felony; (ii) Mr. Cody’s material breach of the employment agreement; (iii) Mr. Cody’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Cody’s failure to perform his duties as our company’s Chief Financial Officer and Chief Operating Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Cody’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Cody’s employment had been terminated without “cause” as of June 30, 2008 (our most recent fiscal year end), we would have been required to make $225,000 of aggregate severance payments to Mr. Cody, which would have been payable in installments through March 29, 2009 in accordance with our normal payroll business practices. Based on the amendment to Mr. Cody’s employment agreement effective July 1, 2008, we would be required to make $945,000 of aggregate severance payments to Mr. Cody as of the date of the amendment, which would have been payable in installments over three years in accordance with our normal payroll business practices.

     In the event we terminate Mr. Arfman’s employment for “cause,” Mr. Arfman will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Arfman’s employment without “cause” or if Mr. Arfman terminates his employment as a result of our material breach of the agreement, Mr. Arfman will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for 18 months following the effective date of termination. The term “cause” under Mr. Arfman’s employment agreement includes the following events: (i) Mr. Arfman’s conviction of a felony; (ii) Mr. Arfman’s material breach of the employment agreement; (iii) Mr. Arfman’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Arfman’s failure to perform his duties as our company’s Treasurer and Secretary as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Arfman’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Arfman’s employment had been terminated without “cause” as of June 30, 2008 (our most recent fiscal year end), we would have been required to make $131,250 of aggregate severance payments to Mr. Arfman, which would have been payable in installments over nine months in accordance with our normal payroll business practices.
Director Compensation — Fiscal 2008

		Stock	Option	All Other
	Fees Earned or	Awards	Awards	All Other
Name	Paid in Cash ($)	($)(1)	($)(1)	($)	Total ($)
Gary O. Benson(2)(3)	$—	$17,195	$34,433	—	$51,628
Shane Coppola(2)(3)	$—	$17,195	$35,700	—	$52,895
Robert L. Johander(4)	$—	$—	$—	—	$—
Stuart R. Romenesko(2)(3)	$—	$17,195	$41,550	—	$58,745
Gary L. Worobow(2)(3)	$—	$17,195	$49,300	—	$66,495

(1)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2008 in accordance with FAS 123(R). Assumptions used in calculating this amount are included in Note 12 to our audited financial statements for the fiscal year ended June 30, 2008, which are included elsewhere in this report.

(2)	As of June 30, 2008, the director held stock options to purchase up to a total of 50,000 shares of our common stock.

(3)	As of June 30, 2008, the director held 20,000 restricted shares of our common stock.

(4)	Mr. Johander passed away November 26, 2007.
     Our non-employee directors were entitled to receive $3,000 for each board meeting attended in person and $1,000 for each committee meeting attended. Our non-employee directors elected to forego any compensation for participating in Board of Directors and committee meetings telephonically until such time as our Company becomes profitable over the course of an entire fiscal year. On April 9, 2008, and pursuant to the recommendation of our compensation committee of the Board of Directors, our Board of Directors adopted an amendment to the Company’s director compensation arrangements. Under the newly-adopted arrangements, we no longer pay cash fees and/or retainers to directors in connection with attendance at, or participation in, board and/or committee meetings. Instead, we will make annual grants of 20,000 share restricted stock awards to each of our non-employee directors. Upon the effective date of our initial public offering, Mr. Gary O. Benson, one of our non-employee directors, received an option to purchase 50,000 shares of our common stock. These options have an exercise price equal to $5.00 (the initial public offering price of our common stock) and vest in three equal annual installments commencing on the one-year anniversary of the date of grant. In connection with their respective appointments to the Board of Directors, Messrs. Shane E. Coppola, Gary L. Worobow and Stuart R. Romenesko each received similar options to purchase 50,000 shares of our common stock. Such options have exercise prices equal to the fair market value of our common stock as of the date of grant. Director compensation will be subject to review and adjustment from time to time at the discretion of our Board of Directors.
Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended June 30, 2008, the compensation committee of our Board of Directors was comprised of Messrs. Johander, Coppola and Worobow until the death of Mr. Johander on November 26, 2007, at which time the compensation committee was comprised of Messrs. Coppola and Worobow. There are no relationships among these individuals, the members of the Board of Directors or executive officers of ours that require disclosure under Item 407(e)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

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
     In addition, as permitted by Nevada law, our certificate of incorporation provides that no director will be liable to us or to our stockholders for monetary damages for breach of certain fiduciary duties as a director. The effect of this provision is to restrict our rights and the rights of its stockholders in derivative suits to recover monetary damages against a director for breach of certain fiduciary duties as a director, except that a director will be personally liable for:
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     To our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, except as indicated by footnote and subject to community property laws where applicable. Percentage ownership is based on 18,156,133 shares outstanding as of August 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable as of August 31, 2008, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the address of each of the following persons is 880 Third Avenue, 6th Floor, New York, New York 10017.

	Shares		Percentage of
Name and Address of Beneficial Owner	Beneficially Owned		Total
William L. Yde III	3,545,786	(1)	19.53%
Dale C. Arfman	2,303,417		12.69%
Scott E. Cody	115,000	(2)(6)	*
Ivan N. Shulman	81,668	(3)(6)	*
William Pezzimenti	36,668	(10)	*
Gary O. Benson	103,334	(4)(7)(8)	*
Shane E. Coppola	53,334	(7)(8)	*
Stuart R. Romenesko	36,667	(7)(9)	*
Gary L. Worobow	36,667	(7)(9)	*
All Directors and Named Executive Officers as a group (11 people)	6,312,541	(5)	34.20%
Gruber & McBaine Capital Management LLC (10) 50 Osgood Place Penthouse Suite San Francisco, CA 94133	1,335,950		7.36%
T. Rowe Price Associates, Inc. (11) 100 East Pratt Street 10th Floor Baltimore, MD 21202-1009	2,309,161		12.72%

*	Less than 1%

(1)	Includes 2,541,747 shares that have been pledged as security for a loan. Also includes an aggregate of 1,004,039 shares held by third parties which Mr. Yde has the power to vote under separate voting agreements.

(2)	Includes 100,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(3)	Includes 66,668 shares issuable upon the exercise of options are that are currently exercisable or will become exercisable within the next 60 days.

(4)	Includes 50,000 shares held by Goben Enterprises LP, a limited partnership of which Mr. Benson is a General Partner.

(5)	Include 303,338 shares issuable upon the exercise of options are that are currently exercisable or will become exercisable within the next 60 days.

(6)	Includes 15,000 shares of restricted common stock.

(7)	Includes 20,000 shares of restricted common stock.

(8)	Includes 33,334 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(9)	Includes 16,667 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(10)	Includes 36,668 shares issuable upon exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(11)	Based on the most recent report filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, or the most recent Schedule 13D, 13F or 13G filed with the securities and Exchange Commission, as applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     In accordance with the written charter of our audit committee, our audit committee(with the concurrence of a majority of our independent directors) is responsible for reviewing policies and procedures with respect to related party transactions required to be disclosed pursuant to Item 404 of the Securities and Exchange Commission’s Regulation S-K (including transactions between the Company and its officers and directors, or affiliates of such officers or directors), and approving the terms and conditions of such related party transactions.
     On November 9, 2005, Canadian Traffic Network and an affiliate of Metro Networks Communications, Limited Partnership entered into a Mutual Sales Representation Agreement. Metro Networks Communications, Limited Partnership is an affiliate of Metro Networks Communications, Inc. (“Metro, Inc.”), which held approximately 8.48% of our common stock as of June 30, 2008, Under the agreement, Canadian Traffic Network uses its commercially reasonable efforts to sell United States based advertising time of the Metro Inc. affiliate to our advertising clients in Canada and the Metro Inc. affiliate likewise uses its commercially reasonable efforts to sell our Canadian based advertising to United States-based advertising clients of the Metro Inc. affiliate. Each party receives a minority percentage of revenues generated from their sale of the other party’s advertising time. The agreement also prohibits us from competing with Metro Inc. in the United States. The agreement extends for three years and is renewable for successive one-year periods unless notice is given 90 days prior to the agreement’s expiration. We gave notice to cancel this agreement effective November 9, 2008. For the years ended June 30, 2006, June 30, 2007 and June 30, 2008, respectively, Canadian Traffic Network recognized approximately $44,000, $86,000 and $0 of revenue and incurred approximately $1,000, $0 and $18,000 of expense under the Mutual Sales Representation Agreement.
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
Director Independence
     The Company’s Board of Directors is currently comprised of six members, each of which is identified under Proposal Two (“Election of Directors”) above. The following directors, which constitute a majority of the Board, are “independent directors” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards: Gary O. Benson, Shane E. Coppola, Stuart R. Romenesko and Gary L. Worobow.

Item 14. Principal Accountant Fees and Services
Fees billed to Company by Its Independent Registered Public Accounting Firm
     The following table presents fees for professional audit services and 401(k) audit services, tax services and other services rendered by BDO Kendalls (NSW) during the fiscal years ended June 30, 2007 and 2008. These fees are generally invoiced in Australian dollars and have been translated into United States dollars utilizing the exchange rates in effect when the fees were incurred.

	Fiscal Year	Fiscal Year
	Ended June 30,	Ended June 30,
	2008	2007
Audit Fees (1)	$314,109	$370,501
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$314,109	$370,501

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements. Included in the fees are $117,232 for the fiscal year ended June 30, 2007 associated with the filing of our Registration Statement on Form S-1 filed in connection with the follow-on offering of our common stock that closed on July 31, 2007.

(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above.

(3)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.
     The audit committee of the Board of Directors has reviewed the services provided by BDO Kendalls (NSW) during the fiscal year ended June 30, 2008 and the fees billed for such services. After consideration, the audit committee has determined that the receipt of these fees by BDO Kendalls (NSW) is compatible with the provision of independent audit services. The audit committee discussed these services and fees with BDO Kendalls (NSW) and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
Pre-Approval Policy
     The written charter of the audit committee provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered certified public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated members of the audit committee, other than with respect to de minimus exceptions permitted under the Sarbanes-Oxley Act of 2002. Since the date of our initial public offering, all services performed by BDO Kendalls (NSW) during the fiscal years ended June 30, 2008, June 30, 2007 and 2006 were pre-approved in accordance with the written charter.
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

Part IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2008 and 2007
Consolidated Statements of Income for the years ended June 30, 2008, 2007 and 2006
Consolidated Statements of Shareholders Equity for the years ended June 30, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Not Applicable
Exhibits:

Exhibit
No.	Description
3.1	Articles of Incorporation of Global Traffic Network, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 26, 2008).

3.2	Bylaws of Global Traffic Network, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed February 26, 2008).

4.1	Form of Specimen Stock Certificate.

4.2	Underwriter’s Warrant Agreement dated March 29, 2006 between Global Traffic Network, Inc. and Feltl and Company, Inc. and related Warrant Certificate. (incorporated by reference to Appendix A of Exhibit 1.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.1	Mutual Sales Representation Agreement dated November 9, 2005 by and between Metro Networks Communications, Limited Partnership and Canadian Traffic Network ULC (incorporated by reference to Exhibit 10.6 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.2	Traffic Data Agreement dated November 9, 2005 by and between Metro Networks Communications, Limited Partnership and Canadian Traffic Network ULC (incorporated by reference to Exhibit 10.7 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.3	Aircraft Traffic Report Supply Agreement dated October 21, 2005 by and between Canadian Traffic Network ULC and Corus Entertainment Inc. (incorporated by reference to Exhibit 10.8 to the Form S-l registration statement of the registrant (File No. 333-130417)).†

10.4	Information Report Supply Agreement dated June 24, 2008 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited.††

10.5	Employment Agreement dated November 18, 2005 by and between Global Traffic Network, Inc. and William L. Yde III (incorporated by reference to Exhibit 10.12 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.6	Amendment No. 1 to Employment Agreement dated July 1, 2008 between Global Traffic Network, Inc. and William L. Yde III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2008).

10.7	Employment Agreement dated November 18, 2005 by and between Global Traffic Network, Inc. and Dale C. Arfman (incorporated by reference to Exhibit 10.13 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.8	Employment Agreement dated February 14, 2006 by and between Global Traffic Network, Inc. and Scott E. Cody (incorporated by reference to Exhibit 10.16 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.9	Amendment No. 1 to Employment Agreement dated April 4, 2007 by and between Global Traffic Network, Inc. and Scott E. Cody (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2007).

10.10	Amendment No. 2 to Employment Agreement dated July 1, 2008 between Global Traffic Network, Inc. and Scott E. Cody (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 3, 2008).

Exhibit
No.	Description
10.11	Global Traffic Network, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.12	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Employee Non-Qualified) (incorporated by reference to Exhibit 10.14 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.13	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Director) (incorporated by reference to Exhibit 10.15 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.14	Form of Global Traffic Network, Inc. Restricted Stock Agreement (2005 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 11, 2008).

21.1	Subsidiaries of Global Traffic Network, Inc.

23.1	Consent of BDO Kendalls (NSW) (formerly BDO).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated September 9, 2008.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act and/or Rule 24b-2 of the Exchange Act.

††	Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.
Date: September 9, 2008	By:	/s/ Scott E. Cody
Scott E. Cody
Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Yde III	Chairman of the Board,	September 9, 2008
William L. Yde III	Chief Executive Officer
and President (Principal
Executive Officer) and Director

/s/ Scott E. Cody	Chief Financial Officer and	September 9, 2008
Scott E. Cody	Chief Operating Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Dale C. Arfman	Treasurer, Secretary and Director	September 9, 2008
Dale C. Arfman

/s/ Gary O. Benson	Director	September 9, 2008
Gary O. Benson

/s/ Shane E. Coppola	Director	September 9, 2008
Shane E. Coppola

/s/ Stuart R. Romenesko	Director	September 9, 2008
Stuart R. Romenesko

/s/ Gary L. Worobow	Director	September 9, 2008
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Traffic Network, Inc.
     We have audited the accompanying consolidated balance sheets of Global Traffic Network, Inc. as of June 30, 2008 and June 30, 2007 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Traffic Network, Inc. at June 30, 2008 and June 30, 2007 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Traffic Network, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 9, 2008 expressed an unqualified opinion thereon.
BDO Kendalls (NSW)
Sydney, NSW, Australia
September 9, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Traffic Network, Inc.
     We have audited Global Traffic Network, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Traffic Network, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, Global Traffic Network, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Global Traffic Network, Inc. as of June 30, 2008 and June 30, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2008 and our report dated September 9, 2008 expressed an unqualified opinion.
BDO Kendalls (NSW)
Sydney, NSW, Australia
September 9, 2008

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	June 30,
	2008	2007
ASSETS:
Current Assets:
Cash and cash equivalents	$37,541	$7,278
Accounts receivable net of allowance for doubtful accounts of $292 and $93 at June 30, 2008 and June 30, 2007	13,355	8,482
Prepaids and other current assets	961	462
Deferred tax assets	262	173

Total current assets	52,119	16,395
Property and equipment, net	8,964	6,568
Intangibles	418	354
Deferred offering costs	—	258
Deferred tax assets	141	139
Other assets	960	126

Total assets	$62,602	$23,840

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$8,067	$6,032
Deferred revenue	1,293	25
Income taxes payable	3,186	1,121
Current portion of long term debt	459	668

Total current liabilities	13,005	7,846
Long term debt, less current portion	482	822
Other liabilities	389	339

Total liabilities	13,876	9,007
Common stock, $.001 par value; 100,000,000 shares authorized; 18,156,133 and 12,870,000 shares issued and outstanding as of June 30, 2008 and 2007	18	13
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of June 30, 2008 and 2007	—	—
Additional paid in capital	49,015	18,527
Accumulated other comprehensive income	2,866	1,198
Accumulated deficit	(3,173)	(4,905)

Total shareholders’ equity	48,726	14,833

Total liabilities and shareholders’ equity	$62,602	$23,840

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Year Ended June 30,
	2008	2007	2006
Revenues	$50,953	$31,699	$19,502

Operating expenses (exclusive of depreciation and amortization expense shown separately below)	30,456	21,835	15,309
Selling, general and administrative expenses	15,214	10,120	6,415
Depreciation and amortization expense	1,500	907	587

Net operating income (loss)	3,783	(1,163)	(2,809)
Interest expense	90	170	319
Other (income) (including interest income of $1,600, $471, and $189 for the years ended June 30, 2008, 2007 and 2006)	(1,617)	(554)	(256)
Other expense	13	8	36

Net income (loss) before income taxes	5,297	(787)	(2,908)
Income tax expense	3,565	1,230	88

Net income (loss)	$1,732	$(2,017)	$(2,996)

Income (loss) per common share:
Basic	$0.10	$(0.16)	$(0.31)
Diluted	$0.10	$(0.16)	$(0.31)
Weighted average common shares outstanding:
Basic	17,648,410	12,870,000	9,621,260
Diluted	17,831,855	12,870,000	9,621,260
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2008, 2007 and 2006
(Amounts in thousands except share amounts)

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Common Stock		Paid In	(Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Income (Loss)	Total
Balance, June 30, 2005	8,500,000	$4	$531	$341	$320		$1,196

Net loss	—	—	—	(2,996)	—	(2,996)	(2,996)
Share subscriptions received	—	4	—	—	—	—	4
Issuance of shareholder notes payable	—	—	(1,400)	—	—	—	(1,400)
Initial public offering of stock	4,370,000	5	18,985	—	—	—	18,990
Stock option compensation	—	—	53	—	—	—	53
Dividends	—	—	—	(233)	—	—	(233)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)	(6)

Comprehensive net loss	—	—	—	—	—	(3,002)	—

Balance, June 30, 2006	12,870,000	13	18,169	(2,888)	314		15,608

Net loss	—	—	—	(2,017)	—	(2,017)	(2,017)
Stock option compensation	—	—	358	—	—	—	358
Foreign currency translation adjustment	—	—	—	—	884	884	884

Comprehensive net loss	—	—	—	—	—	(1,133)	—

Balance, June 30, 2007	12,870,000	13	18,527	(4,905)	1,198		14,833

Net income	—	—	—	1,732	—	1,732	1,732
Follow-on offering of common stock	5,175,000	5	29,706	—	—	—	29,711
Exercise of stock options	3,334	—	15	—	—	—	15
Repurchase and retire shares	(2,201)	—	(15)	—	—	—	(15)
Stock based compensation	110,000	—	782	—	—	—	782
Foreign currency translation adjustment	—	—	—	—	1,668	1,668	1,668

Comprehensive net income	—	—	—	—	—	$3,400	—

Balance, June 30, 2008	18,156,133	$18	$49,015	$(3,173)	$2,866		$48,726

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,732	$(2,017)	$(2,996)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,500	907	587
Allowance for doubtful accounts	199	82	11
Non-cash compensation expense	782	358	53
Gain on disposal of assets	—	(66)	—
Changes in assets and liabilities (net of effects from acquisition of business):
Accounts receivable	(4,044)	(2,942)	(1,335)
Deferred taxes, net	(48)	(54)	(36)
Prepaid and other current assets and other assets	(602)	(200)	(276)
Accounts payable and accrued expenses and other liabilities	1,615	1,429	1,451
Deferred revenue	1,216	6	(111)
Income tax refund	—	28	—
Income taxes payable	1,796	899	(277)

Net cash provided by (used in) operating activities	4,146	(1,570)	(2,929)

Cash flows from investing activities:
Purchase of property and equipment	(3,287)	(3,114)	(1,988)
Acquisition of business	—	(355)	—
Deposit on acquisition of business	(697)	—	—
Net proceeds from disposal of equipment	—	632	—
Purchase of intangibles	(120)	—	(8)

Net cash used in investing activities	(4,104)	(2,837)	(1,996)

Cash flows from financing activities:
Repayment of long term debt	(693)	(577)	(549)
Net proceeds (repayments) of bank overdraft line of credit	—	(611)	702
Repayment of shareholder notes payable	—	(2,000)	(22)
Borrowings from shareholders	—	—	2,000
Dividends paid	—	—	(275)
Repayment of shareholder promissory notes	—	—	(1,400)
Proceeds from issuance of stock	—	—	4
Proceeds from public offerings of stock, net	29,711	—	19,073
Due (from) to related parties, net	—	—	(4)

Net cash provide by (used in) financing activities	29,018	(3,188)	19,529
Effect of exchange rate changes on cash and cash equivalents	1,203	224	(6)

Net increase (decrease) in cash and cash equivalents	30,263	(7,371)	14,598
Cash and cash equivalents at beginning of fiscal year	7,278	14,649	51

Cash and cash equivalents at end of fiscal year	$37,541	$7,278	$14,649

Supplemental disclosures of cash flow information:
Cash paid during fiscal year for:
Interest	$90	$170	$274

Income taxes	$1,813	$385	$396

Non-cash financing and investing activities:
Property acquired under long-term debt	$—	$—	$63

Property acquired other than for cash	$—	$75	$—

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
     The Company provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia, Canada and the United Kingdom, provides news and information reports to radio stations in Canada and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives substantially all of its revenues from the sale of commercial advertising embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation.
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
     The consolidated financial statements consist of the Company and its four wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, UKTN, and MTN. As of July 5, 2005, the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of October 19, 2007, the consolidated financial statements consisted of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of March 7, 2008, the consolidated financial statements consist of the Company, ATN, UKTN, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at June 30, 2008 and 2007.
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
     Contractual station commitments are as follows:

June 30,
2008
Year 1	$23,671

Year 2	16,953

Year 3	14,951

Year 4	14,781

Year 5	—

Thereafter	—
e) Cash and cash equivalents
     The company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

	Year ended	Year ended
	June 30,	June 30,
	2008	2007
Cash and cash equivalents consist of the following:
Domestic	$22,435	$3,704
Foreign	15,106	3,574

Total cash and cash equivalents	$37,541	$7,278
f) Accounts Receivable
     Accounts receivable are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company determines whether an accounts receivable is past due in a subjective manner based primarily on how long it has been outstanding, but taking into consideration factors such as client size, payment history and country which the receivable relates to. Goods and services tax and value added tax, which is invoices and collected by operating subsidiaries in Australia, Canada and United Kingdom are include in accounts receivable and accounts payable and accrued expenses. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant in relation to revenue. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $292 and $93 has been established for the years ended June 30, 2008 and 2007.
     One advertising agency that represents a number of the Company’s clients constituted approximately 12% of the Company’s revenues for the year ended June 30, 2008 and approximately 12% of the Company’s net accounts receivable as of June 30, 2008.

Allowance for Doubtful Accounts

		Additions	Deductions
	Balance at			Balance at
	beginning of			end of
	year	Expense	Write-offs	Year
Year ended June 30, 2008	$93	$270	$(71)	$292
Year ended June 30, 2007	$11	$111	$(29)	$93
Year ended June 30, 2006	$—	$63	$(52)	$11
g) Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Recording, broadcasting and studio equipment	5 years
Furniture, and equipment and other	5 years
Motor vehicles	7 years
Helicopters and fixed wing aircraft	8 years
Helicopter engine rebuilds	3 years
Computer equipment and software	3-5 years
     Leasehold improvements and leased assets are amortized over the shorter of the lease term or the asset’s useful life. Depreciation expense was $1,425, $890 and $587 for the years ended June 30, 2008, 2007 and 2006. Maintenance, repairs and minor replacements are charged to operations as incurred. Major replacements and betterments are capitalized and amortized over their useful lives.
h) Intangible assets
     Intangible assets reflected on the balance sheets primarily consist of the following:

	Weighted Average
	Amortization
	Period
	(Years)	June 30, 2008	June 30, 2007
Station contracts	5 years	$261	$321
Mobile phone intellectual property	N/A	120	—
Aircraft license acquisition costs	N/A	37	33

Total intangible assets	N/A	$418	$354
     Station contracts consist of the fair value of station affiliate contracts acquired from Wise Broadcasting Network, Inc. by CTN (the purchase of which was consummated April 2, 2007) (see Note 17). The station contracts are amortized on a straight line basis over the estimated useful life of five years. Mobile phone intellectual property consists of payments to the developer of MTN’s passive alerting technology for which MTN has applied for patent protection. While the product was being actively marketed as of June 30, 2008, it had not yet been put into production. Once the product is in production, the intellectual property will be amortized over three years or the expected useful life. The aircraft license acquisition costs consist of costs relating to obtaining aircraft operating certificates and licenses in Australia. Due to the long term and indefinite nature of the aircraft license acquisition costs, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of June 30, 2008 and 2007, there was no impairment of the assets. Amortization expense with respect to intangible assets was $75, $17, and $0 for the years ended June 30, 2008, 2007 and 2006, respectively. Costs incurred to renew or extend the term of an intangible asset are expensed when incurred. There is no residual value recognized with regard to intangible assets subject to amortization.

Acquired intangible assets

	As of June 30, 2008		As of June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Station contracts	$353	$92	$338	$17

Estimated amortization expense relating to station contracts
For the year ended June 30, 2009	$71
For the year ended June 30, 2010	71
For the year ended June 30, 2011	71
For the year ended June 30, 2012	48
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
     In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two step process. First step is recognition, in which the company determines whether it is more likely than not that a tax position will be sustained upon examination based on the merits of the position. The second step is measurement in which a tax position which meets the more likely than not threshold of the first step is measured to determine the amount of benefit to recognize in its financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 did not have a material impact on its financial statements.
j) Per share data
     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the weighted average number of common and common equivalent shares outstanding during the fiscal year. For the fiscal years ended June 30, 2008, 2007 and 2006, there were common equivalent shares outstanding due to outstanding stock options of 902,500, 695,000 and 325,000, respectively and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares. As a result of the Company’s negative net income for the years ended June 30, 2007 and 2006, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.

	Year ended	Year ended	Year ended
	June 30, 2008	June 30, 2007	June 30, 2006
Basic Shares Outstanding	17,648,410	12,870,000	9,621,260
Stock Options & Warrants	183,445	—	—
Diluted Shares Outstanding	17,831,855	12,870,000	9,621,260

k) Fair value of financial instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short-term maturities. The carrying amounts of the Company’s long-term debt approximates fair value of these obligations based upon management’s best estimate of interest rates that would be available for similar debt obligations as of June 30, 2008 and 2007.
l) Foreign currency translation
     ATN’s functional currency is Australian dollars, CTN’s functional currency is Canadian dollars and UKTN’s functional currency is British pounds, while for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” Realized gains and losses resulting from currency transaction adjustments are recognized in the accompanying statements of income as other expense (income). Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income (loss). The carried forward balance of other comprehensive income as of June 30, 2008 relates primarily to foreign currency translation adjustments.
m) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on July 1, 2008. The Company is currently assessing the impact of adopting SFAS 157, but does not expect that it will have a material effect on its consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows for the one time election to measure financial instruments and certain other assets and liabilities at fair value. SFAS 159 also amends SFAS No. 115 with regards to the presentation of available for sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on July 1, 2008. The Company is currently assessing the impact of adopting SFAS 159, but does not expect that it will have a material effect on its consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company expects to adopt SFAS 141(R) on July 1, 2009 and does not expect the provisions of SFAS 141(R) to have a material impact on its consolidated financial position or results of operations. If the Company’s acquisition of the Commercial Division of UBC Media Group plc (see Note 18) closes prior to adoption of SFAS 141(R), there will be a difference in the accounting treatment of the transaction than there would be if SFAS 141(R) had already been adopted.
n) Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured, and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance. In addition, a significant portion of the Company’s cash is maintained in foreign countries, which additionally are subject to currency fluctuation risk.
o) Major Suppliers
     Approximately 22% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia. At June 30, 2008, the supplier comprised 42% of the trade payables balance. Effective July 1, 2008 the Company entered into a four year agreement with this broadcaster to receive radio commercial airtime inventory.
     Approximately 21% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and a 26 month agreement effective December 2006 under which the Company receives radio news commercial inventory. At June 30, 2008, the supplier comprised 14% of the trade payables balance.
     Over half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 73% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenue. The agreement governs the Company’s delivery of radio traffic reports in seven different Canadian markets for three year terms that commence on various dates between November 2005 and January 2006, depending on the market. Either party had the right to terminate the agreement after 18 months by giving six months notice, effectively making the agreement a two year agreement if such notice had been given. This eighteen month period has expired for all seven markets.

p) Deferred offering costs
     For the year ended June 30, 2007 deferred offering costs primarily consist of costs related to the Company’s follow-on offering of common stock which closed July 31, 2007. As of the closing of the follow-on offering, the deferred offering costs were offset against the proceeds of the follow-on offering and the difference between the gross follow-on offering proceeds less expenses related to the follow-on offering (including the deferred offering costs) were credited to shareholders’ equity.
NOTE 4 — Related Party Transactions
     ATN had entered into a management agreement with Wisconsin Information Systems, Inc., an Ohio Corporation doing business as Milwaukee Traffic Network (“Milwaukee”), which is owned by certain shareholders of the Company. ATN had historically compensated MTN with an annual fee as determined by the board of directors. Additionally, the management agreement provided Milwaukee the opportunity to earn an incentive bonus if ATN exceeded pre-determined targeted cash flows approved by the board of directors of ATN. For the fiscal years ended June 30, 2008, 2007 and 2006, ATN paid Milwaukee $0, $0 and $337 pursuant to this management agreement. The management agreement was terminated on March 31, 2006.
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the years ended June 30, 2008, 2007 and 2006 the Company paid these stockholders and their relatives $877, $643 and $466, respectively. The majority of these payments pertain to salaries paid to these stockholders and their relatives for their services to the Company.
     In addition to the services described above, on November 9, 2005, CTN entered a mutual sales representation agreement with an affiliate of a stockholder under which both parties agree to market the others commercial spot inventory in their respective markets. For the years ended June 30, 2008, 2007 and 2006, CTN recognized net revenues of $0, $86 and $44 and incurred $18, $0 and $1 of expense, respectively.
     The Company has also entered into note payable agreements with certain stockholders. (see Note 8)
NOTE 5 — Property and Equipment, Net
     Property and equipment, net is as follows as of June 30, 2008 and 2007:

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2008	2007
Helicopters and fixed wing aircraft	$9,010	$6,319
Recording, broadcasting and studio equipment	2,508	1,727
Furniture and equipment and other	1,586	955
Less: Accumulated depreciation and amortization	4,140	2,433

Property and equipment, net	$8,964	$6,568

Plant and equipment held as security under specific loans:	$2,066	$1,956

	Year ended	Year ended
	June 30,	June 30,
	2008	2007
Net property and equipment consists of the following:
Domestic	$39	$—
Foreign	8,925	6,568

Property and equipment, net	$8,964	$6,568

NOTE 6 — Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007
Trade payables	$5,118	$3,793
Accrued payroll expenses	1,772	1,302
Accrued expenses and other liabilities	1,177	937

Total	$8,067	$6,032

NOTE 7 — Long Term Debt
     Long-term debt consists of the following as of:

	June 30,	June 30,
	2008	2007
Term loan with bank, bearing variable interest rate of ANZ Mortgage Index rate plus .33% (10.4% at June 30, 2008), monthly principal and interest payments of $17 secured by all ATN assets, matures on July 1, 2008	$17	$184
Financial leases with financing company, bearing fixed interest of 7.67% and 6.99%, monthly principal and interest payments of $2 and $2, secured by automobiles, matures August 25, 2010 and repaid November 1, 2007	50	82
Note payable to bank, bearing fixed interest of 8.43%, monthly principal and interest payments of $15, secured by a Helicopter, matures November 6, 2008	58	197
Notes payable to bank bearing fixed interest of 6.97%, Monthly principal and interest payments of $34, secured by 2 helicopters, matures September 6, 2010	816	1,022
Financial lease with financing company, secured by computer equipment, repaid June 12, 2008	—	5

	941	1,490
Less current portion	459	668

Long term debt less current portion	482	822

     The balance of the bank overdraft was $0 at June 30, 2008 and, based on the rates of exchange on that date, $1,917 was available to the Company.
     The aggregate maturities of long term debt as of June 30, 2008 are as follows (excluding market value adjustments, if any):

June 30,
2008
Year 1	$459
Year 2	413
Year 3	69
Year 4	—
Year 5	—
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
     For the years ended June 30, 2008, 2007 and 2006 the Company incurred interest expense of $0, $38 and $126, respectively under the CTN shareholder notes payable.
     On September 7, 2006 the Company repaid the CTN shareholder note payable in full.

NOTE 9 — Income Taxes
     Income tax expense consists of the following:

	Year ended			Year ended
	June 30, 2008			June 30, 2007
	Domestic	Foreign	Total	Domestic	Foreign	Total
Net (loss) income before taxes	(1,610)	6,907	5,297	(352)	(435)	(787)

Income tax provision	$25	$3,631	$3,656	$115	$1,321	$1,436
Current deferred tax asset (liability), net	(25)	(110)	(135)	(3)	(32)	(35)
Non-current deferred tax asset (liability), net	(262)	123	(139)	(122)	(126)	(248)
Tax carried forward losses	(327)	(937)	(1,264)	—	(1,559)	(1,559)
Less: Valuation allowance	614	833	1,447	10	1,626	1,636
Income tax expense	$25	$3,540	$3,565	$—	$1,230	$1,230

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheets and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended	Year ended
	June 30,	June 30,
	2008	2007
Deferred tax assets:
Depreciation	$19	$131
Deferred rent	53	49
Capital losses	5	4
Foreign tax credit	132	132
Stock option expense	408	146
Accrued expenses and other	327	228
Tax carried forward losses	3,862	2,598

Total deferred tax assets	4,806	3,288
Deferred tax liabilities
Prepaid expenses	40	60

Total deferred tax liabilities	40	60

Net deferred tax assets before valuation allowance	4,766	3,228
Valuation allowance	(4,363)	(2,916)

Net deferred tax assets	403	312

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Income tax expense consists of the following:
Domestic	$25	$—	$—
Foreign	3,540	1,230	88

Income tax expense	$3,565	$1,230	$88
     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is:

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	0.5	0.5	0.2
Differences between U.S. and foreign tax rates	(5.5)	(5.5)	1.1
Permanent differences between book and tax income	10.0	21.6	2.8
Impact of valuation allowance	27.3	(207.9)	(42.1)

Effective tax rate	67.3%	(156.3)%	(3.0)%

     Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset for Global Traffic Network, Inc. (unconsolidated) (“GTN”), MTN, CTN and UKTN at June 30, 2008 and 2007. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company has recorded a valuation allowance for the deferred tax assets of ATN at June 30, 2008 and 2007 of $5 and $4, respectively.

     There was no income tax benefit recorded for tax carried forward losses for the years ended June 30, 2008, 2007 and 2006 since the Company recorded a valuation allowance against all of the Company’s tax carried forward losses incurred. The Company had tax carried forward losses of $3,862 and $2,598 as of June 30, 2008 and 2007, respectively. The tax carried forward losses consisted of:

	As of	As of
	June 30,	June 30,
	2008	2007
Domestic	$502	$175
Foreign	3,360	2,423

Total	$3,862	$2,598

     The domestic tax carried forward losses have a life of twenty years and begin to expire in 2024 and the foreign tax carry forward losses have a life ranging from twenty years to indefinitely and begin to expire in 2025.
     The Company’s major tax jurisdictions are the United States, Canada, United Kingdom and Australia. The Company’s United States, Canada and United Kingdom tax years since inception remain subject to examination by the appropriate governmental agencies in those jurisdictions due to its tax loss position. The Company’s Australian 2004 and subsequent tax years remain subject to examination by the appropriate governmental agencies, except in the case of fraud or avoidance schemes, which is unlimited.
     Undistributed earnings of the Company’s foreign subsidiaries were approximately $11,010 as of June 30, 2008. These earnings are considered to be indefinitely reinvested so no provision for United States federal or state taxes has been made. Upon repatriation of these earnings, via dividends or otherwise, the Company would be subject to United States federal and state income taxes (subject to an adjustment for foreign tax credits). The Company may also be subject to withholding taxes on any distribution in the foreign countries. The Company had unutilized foreign tax credits of $132 as of June 30, 2008 and 2007, which were 100% subject to the valuation allowance due to the Company’s foreign source income being indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability is not practicable.
NOTE 10 — Commitments and Contingencies
     The Company has various non-cancelable, long-term operating leases for its facilities, aviation services and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total expense under these leases is recognized ratably over the lease terms or based on usage, based on the type of agreement. Renewal options are not included in future minimum payments. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of June 30, 2008:

June 30,
2008
Year 1	$570
Year 2	529
Year 3	427
Year 4	367
Year 5	321
Thereafter	323

Total	$2,537
     Total rent expense in the accompanying statements of income for the fiscal years ending June 30, 2008, 2007 and 2006 was $820, $547 and $414 respectively.
     With respect to ATN’s leased office premises in Sydney, should ATN vacate the premises prior to the expiration of the lease term, ATN will be required to make the following payments to the lessor:

Vacation of premises prior to:

September 8, 2008	$85
September 8, 2009	$53
September 8, 2010	$21
     At June 30, 2008, CTN had made a $25 deposit on the purchase of a helicopter. The total purchase price was approximately $431. CTN paid the remaining balance on the helicopter in July 2008 and took delivery thereafter.

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
     On July 26, 2007, the Company entered into an underwriting agreement under which the Company agreed to sell 4,500,000 common shares to the underwriters at a price of $6.25 less an underwriters’ discount of 6.5%. The Company also granted the underwriters a thirty day option to purchase an additional 675,000 shares to cover over-allotments. On July 31, 2007 the underwriters exercised their over allotment option in full and closed on the purchase of the 5,175,000 shares via payment of $30,241 to the Company. The Company’s net proceeds from the follow on offering after expenses were approximately $29,711.
NOTE 12 — Stock based compensation
     On September 30, 2005, the Company’s board of directors adopted the Global Traffic Network, Inc. 2005 Stock Incentive Plan (the “Plan”). Under the Plan, there are an aggregate of 1,200,000 shares of common stock available for issuance, of which 1,012,500 and 695,000 were outstanding under previously issued incentive grants as of June 30, 2008 and 2007, respectively. Options and restricted shares granted under the Plan vest pro ratably per year over three to five years and expire after ten years from the date of the grant. The Plan allows for cashless exercise under which employees surrender shares in lieu of the exercise price. Shares under the Plan have been issued from the Company’s authorized but not outstanding common shares at the time of exercise and shares surrendered as payment for the option have been retired upon conversion. However, the Company maintains no formal policy with regards to shares issued or surrendered under the Plan. The Company does not anticipate incurring cash costs under the Plan since it does not currently repurchase shares issued with regards to stock based compensation.

	As of	As of
	June 30,	June 30,
	2008	2007
Shares authorized under plan	1,200,000	1,200,000
Stock options outstanding	(902,500)	(695,000)
Stock options exercised	(3,334)	—
Restricted shares issued	(110,000)	—

Shares available for issuance under plan	184,166	505,000

Stock Options
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,
	2008	2007
Risk-free interest rate	2.49-3.99%	4.53-4.71%
Volatility factor	57.23-57.98%	60.35-65.89%
Weighted volatility	57.84%	62.71%
Dividend yield	—	—
Option price	$6.68-8.70	$7.05-4.05
Weighted average expected life of options	6.28 years	6 years
Weighted average grant date fair value per share	$3.92	$3.08

     The Company’s outstanding stock options as of June 30, 2008 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2007	695,000	$5.11	—
Grants	230,000	$6.86	—	$899
Exercised	(3,334)	$4.35	—	—	15
Forfeitures/expirations	(19,166)	$5.61	—	(63)
Balance, June 30, 2008	902,500	$5.83	8.92 years	$2,703	$3,062
Exercisable, June 30, 2008	327,510	$4.89	7.78 years	$828	$1,240
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of June 30, 2008 is $2,703. As of June 30, 2008, there was $1,600 of total unrecognized compensation cost related to non-vested share-based compensation under the plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.9 years on a pro rata basis over the vesting period. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the low number of forfeitures. Since the plan was adopted, the majority of the previous forfeitures were due to an outside director becoming an employee of the Company and the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the years ended June 30, 2008, 2007 and 2006 is $692, $358 and $53, respectively and is included in selling, general administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of June 30, 2008, 2007 and 2006.
     Black-Scholes was developed for estimating the fair value of traded options which have no vesting restrictions and are freely transferable. The options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan provide for limited transferability by the employee, contractor or director, and become exercisable with respect to one third to one fifth of their shares on each of the first three to five anniversaries of the date of grant. In addition, volatility is a subjective estimate that is further made difficult by the fact that, due to the limited trading history of the Company’s stock, a proxy for the Company’s volatility initially must be used. Since the Company believes it is the only public company offering traffic services outside the United States, the Company initially chose a recent six year volatility of the largest provider of traffic information in the United States, which is a much larger and longer established company than the Company. The impact of volatility on the expense recognized is that, all things being equal, the greater the volatility, the larger the expense. Effective October 1, 2006, the Company commenced using an estimate of the Company’s stock’s volatility from the IPO date until the grant of the options, which is the largest sample size available. In addition, because the Company has limited experience with regards to the expected life of the options granted with regards to both expected forfeiture rates and expected exercise dates, the Company elected to utilize the weighted mid-point between the vesting period and the maximum life of ten years, which is the point in time at which the options expire. The impact of weighted average life on the expense recognized is to the extent all other factors are the same, the expense increases as the time to exercise (life) increases. The risk free rate of interest was based on yields for five year United States Treasury bonds at the time the options were granted, which most closely matched the expected life of the options.
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

     The following table summarizes the restricted stock activity for the year ended June 30, 2008.

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Unvested, June 30, 2007	—	—
Grants	110,000	$8.57
Converted to common stock	—	—
Forfeited	—	—
Unvested, June 30, 2008	110,000	$8.57
     As of June 30, 2008, there was $853 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years. Total compensation expense with regards to restricted stock for the year ended June 30, 2008 and 2007 was $90 and $0, respectively and is included in selling, general and administrative expenses.
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
NOTE 14 — Segment Reporting
     The Company primarily operates in two geographic areas, Australia and Canada, through its wholly owned subsidiaries ATN and GTC, which operates through its wholly owned subsidiary CTN. Select income statement information and capital expenditures for the years ended June 30, 2008, 2007 and 2006 and select balance sheet information as of June 30, 2008, 2007 and 2006 is provided below. The All Other category consists primarily of MTN and corporate overhead and assets of GTN.

	Year ended	Year ended	Year ended
Australia	June 30,	June 30,	June 30,
	2008	2007	2006
Revenues	44,296	28,425	19,007
Interest expense	90	132	193
Interest revenue	488	36	—
Depreciation & amortization expense	810	706	530
Income tax expense	3,540	1,230	88
Segment profit	8,188	2,864	165
Expenditure for property and equipment	382	498	1,023
Expenditure for intangible assets	—	—	—

	June 30,	June 30,	June 30,
	2008	2007	2006
Segment assets	29,012	14,036	8,037
Current assets	25,115	10,137	4,540
Property & equipment (net)	3,572	3,610	3,280
Deferred tax assets, net	403	312	221
Segment liabilities	11,508	7,638	6,002

	Year ended	Year ended	Year ended
Canada	June 30,	June 30,	June 30,
	2008	2007	2006
Revenues	6,657	3,274	495
Interest expense	—	38	126
Interest revenue	8	2	6
Depreciation & amortization expense	668	201	57
Income tax expense	—	—	—
Segment loss	(3,064)	(3,756)	(2,601)
Expenditure for property and equipment	2,027	2,616	965
Expenditure for intangible assets	—	—	—

	June 30,	June 30,	June 30,
	2008	2007	2006
Segment assets	7,928	5,528	1,597
Current assets	3,128	2,240	680
Property & equipment (net)	4,529	2,958	908
Deferred tax assets, net	—	—	—
Segment liabilities	970	789	2,528

	Year ended	Year ended	Year ended
United Kingdom	June 30,	June 30,	June 30,
	2008	2007	2006
Revenues	—	—	—
Interest expense	—	—	—
Interest revenue	3	—	—
Depreciation & amortization expense	20	—	—
Income tax expense	—	—	—
Segment loss	(1,757)	(773)	—
Expenditure for property and equipment	837	—	—
Expenditure for intangible assets	—	—	—

	June 30,	June 30,	June 30,
	2008	2007	2006
Segment assets	2,952	145	—
Current assets	1,325	145	—
Property & equipment (net)	824	—	—
Deferred tax assets, net	—	—	—
Segment liabilities	1,065	96	—

	Year ended	Year ended	Year ended
All Other	June 30,	June 30,	June 30,
	2008	2007	2006
Revenues	—	—	—
Interest expense	—	—	—
Interest revenue	1,101	433	183
Depreciation & amortization expense	2	—	—
Income tax expense	25	—	—
Segment loss	(1,635)	(352)	(560)
Expenditure for property and equipment	41	—	—
Expenditure for intangible assets	120	—	—

	June 30,	June 30,	June 30,
	2008	2007	2006
Segment assets	22,710	4,131	14,654
Current assets	22,551	3,873	14,654
Property & equipment (net)	39	—	—
Deferred tax assets, net	—	—	—
Segment liabilities	333	484	150

	Year ended	Year ended	Year ended
Total	June 30,	June 30,	June 30,
	2008	2007	2006
Revenues	50,953	31,699	19,502
Interest expense	90	170	319
Interest revenue	1,600	471	189
Depreciation & amortization expense	1,500	907	587
Income tax expense	3,565	1,230	88
Segment profit (loss)	1,732	(2,017)	(2,996)
Expenditure for property and equipment	3,287	3,114	1,988
Expenditure for intangible assets	120	—	—

	June 30,	June 30,	June 30,
	2008	2007	2006
Total assets	62,602	23,840	24,288
Current assets	52,119	16,395	19,874
Property & equipment (net)	8,964	6,568	4,188
Deferred tax assets, net	403	312	221
Total liabilities	13,876	9,007	8,680
     The Company offers three primary products in the markets in which it operates. The products consist of radio traffic advertising commercials, radio news advertising commercials and television advertising commercials. Not all products are offered in all markets or in all periods covered by the financial statements. These products are not operated as separate segments but are the responsibility of the regional management of the various segments outlined above. Revenues attributable to each product for the years ended June 30, 2008, 2007 and 2006 are set forth in the table below.

	Traffic	News	Television	Total
Year ended June 30, 2008	$38,951	$7,385	$4,617	$50,953
Year ended June 30, 2007	$24,637	$4,427	$2,635	$31,699
Year ended June 30, 2006	$16,708	$2,290	$504	$19,502

NOTE 15 — Asset Disposal Outside the Ordinary Course
     On February 2, 2007, a helicopter owned by Canadian Traffic Network ULC, but operated by a third party, crashed during a maintenance flight. None of our employees and no personnel of our network affiliates were in the helicopter at the time of the accident. The net book value of the helicopter at the time of the accident was $576 and substantially all of the cost of replacing the helicopter and any other expenses related to the accident, less applicable deductibles, was covered by the third party insurance. Based on the insurance proceeds, the Company recognized a gain of $66 on disposal of the helicopter.
     In June 2007, CTN received all of the expected insurance proceeds of $632.
NOTE 16 — Quarterly Results of Operations (unaudited)
Year ended June 30, 2008

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$10,981	$13,160	$12,216	$14,596	$50,953
Net operating income	252	1,709	179	1,643	3,783
Net (loss) income	(89)	1,109	(224)	936	1,732
Net (loss) income per share:
Basic	$(0.01)	$0.06	$(0.01)	$0.05	$0.10
Diluted	$(0.01)	$0.06	$(0.01)	$0.05	$0.10
Year ended June 30, 2007

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$6,108	$8,222	$7,609	$9,760	$31,699
Net operating (loss) income	(855)	425	(1,288)	555	(1,163)
Net (loss) income	(815)	44	(1,309)	63	(2,017)
Net (loss) income per share:
Basic and diluted	$(0.06)	$0.00	$(0.10)	$0.00	$(0.16)
NOTE 17 — Acquisition of Business
     On April 2, 2007, CTN acquired substantially all the assets of Wise Broadcasting Network, Inc. (“Wise”) for approximately $355. Wise’s primary business was the provision of traffic and other information reporting services to radio stations in Canada, mainly in the greater Toronto area. The Company believes the acquisition will enhance its already existing network of station affiliates. The acquisition of Wise would not be material to the Company’s financial statements on a pro forma basis. The purchase price was allocated as follows:

Current assets	$56
Fixed assets	11
Intangibles	338
Assumed liabilities	(50)

Purchase price	$355

NOTE 18 — Subsequent Events
     In April 2008, UKTN was awarded the Traffic Radio Service contract by the Highways Agency of the United Kingdom. The Highways Agency is an executive agency of the United Kingdom Department for Transport and is responsible for operating, maintaining and improving the strategic trunk road network in England on behalf of the Secretary of State for Transport. Under the contract, UKTN will provide traffic radio reports via digital audio broadcasting stations throughout England, with a potential expansion of service to include Scotland, Wales and Northern Ireland. This term of the contract commenced July 1, 2008, expires September 30, 2011, and is subject to extension at the election of the Highways Agency through the summer of 2012 in conjunction with the London Olympics. The Company’s maximum revenue under the contract (assuming expansion of service to all markets through the summer of 2012) is approximately $27.5 million dollars. The Company will need to incur significant additional costs in order to meet its obligations under the Traffic Radio contract.

     On May 8, 2008, the Company entered into a letter of intent with UBC Media Group plc to acquire UBC Media Group’s Commercial Division operations, which currently provides traffic reporting services to the largest network of commercial radio stations in the United Kingdom. The Company subsequently entered into a modified the letter of intent on July 14, 2008. The modified letter of intent contemplates that the Company will acquire a UBC subsidiary that conducts its Commercial Division operations in exchange for $21,915 (based on the exchange rates at June 30, 2008) paid at closing and up to $10,958 (also based on the exchange rates at June 30, 2008) based on the based upon the acquired business achieving net revenue targets during the 12 month period following the closing ranging from £11 million to £13.6 million.
     In connection with entering into the original letter of intent, the Company deposited $697 (based on the exchange rates at June 30, 2008) into an escrow account, which amount will be credited towards the cash purchase price upon closing of the transaction. The deposit is included in other assets on the balance sheet at June 30, 2008. The deposit is refundable if either UBC Media Group elects not to proceed with the transaction or if the Company elects not to proceed with the transaction based on the failure of UBC Media Group to satisfy certain conditions specified in the modified letter of intent. The deposit will be forfeited by the Company if it elects not to proceed with the transaction for other reasons. Subject to specified exceptions, the Company has agreed not to solicit radio stations currently serviced by UBC Media Group plc’s Commercial Division for a period of six months following any election by the Company not to proceed with the transaction, regardless of the reason.
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

EXHIBIT INDEX

Exhibit
No.	Description
4.1	Form of Specimen Stock Certificate.

10.4	Information Report Supply Agreement dated June 24, 2008 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited.††

21.1	Subsidiaries of Global Traffic Network, Inc.

23.1	Consent of BDO Kendalls (NSW) (formerly BDO).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated September 9, 2008.

††	Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act.