Form 10-Q
period 2008-09-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2008-11-10
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-51838
Global Traffic Network, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-1117834
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

880 Third Avenue, 6th Floor	10022
New York, New York	(Zip Code)
(Address of principal executive offices)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 10, 2008, the registrant had 18,164,834 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents	$36,022	$37,541
Accounts receivable net of allowance for doubtful accounts of $301 and $292 at September 30, 2008 and June 30, 2008	11,629	13,355
Prepaids and other current assets	888	961
Deferred tax assets	212	262

Total current assets	48,751	52,119

Property and equipment, net	8,421	8,964
Intangibles	384	418
Deferred tax assets	117	141
Other assets	1,488	960

Total assets	$59,161	$62,602

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$8,129	$8,067
Deferred revenue	949	1,293
Income taxes payable	3,241	3,186
Current portion of long term debt	316	459

Total current liabilities	12,635	13,005
Long term debt, less current portion	298	482
Other liabilities	322	389

Total liabilities	13,255	13,876

Common stock, $.001 par value; 100,000,000 shares authorized; 18,164,834 shares issued and outstanding as of September 30, 2008 and 18,156,133 shares issued and outstanding as of June 30, 2008	18	18
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of September 30, 2008 and June 30, 2008	—	—
Additional paid in capital	49,278	49,015
Accumulated other comprehensive income	(1,073)	2,866
Accumulated deficit	(2,317)	(3,173)

Total shareholders’ equity	45,906	48,726

Total liabilities and shareholders’ equity	$59,161	$62,602

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$15,975	$10,981

Operating expenses (exclusive of depreciation and amortization shown separately below)	9,674	7,014
Selling, general and administrative expenses	4,200	3,384
Depreciation and amortization expense	443	331

Net operating income	1,658	252
Interest expense	16	25
Other (income) (including interest income of $413 and $357 for the three months ended September 30, 2008 and 2007)	(417)	(369)
Other expense	41	1

Net income before income taxes	2,018	595
Income tax expense	1,162	684

Net income (loss)	$856	$(89)

Income (loss) per common share:
Basic	$0.05	$(0.01)
Diluted	$0.05	$(0.01)

Weighted average common shares outstanding:
Basic	18,157,789	16,357,500
Diluted	18,516,160	16,357,500
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$856	$(89)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	443	331
Allowance for doubtful accounts	9	65
Non-cash compensation expense	286	156
Loss on disposal of assets	41	—

Changes in assets and liabilities:
Accounts receivable	(263)	(346)
Deferred taxes, net	4	(55)
Prepaid and other current assets and other assets	(735)	4
Accounts payable and accrued expenses and other liabilities	1,342	877
Deferred revenue	(168)	349
Income taxes payable	681	643

Net cash provided by operating activities	2,496	1,935

Cash flows from investing activities:
Purchase of property and equipment	(824)	(900)

Net cash used in investing activities	(824)	(900)

Cash flows from financing activities:
Repayment of long term debt	(183)	(162)
Shares repurchased and retired	(23)	—
Proceeds from follow-on offering of stock, net	—	29,718

Net cash (used in) provided by financing activities	(206)	29,556

Effect of exchange rate changes on cash and cash equivalents	(2,985)	333

Net (decrease) increase in cash and cash equivalents	(1,519)	30,924
Cash and cash equivalents at beginning of fiscal period	37,541	7,278

Cash and cash equivalents at end of fiscal period	$36,022	$38,202

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$16	$25

Income taxes	$477	$85

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
Information as of September 30, 2008 and 2007 and for the three months ended September 30,
2008 and 2007 is unaudited
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
     The Company provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada, provides traffic information reports to radio stations in the United Kingdom, provides news information reports to radio stations in Canada and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives a substantial majority of its revenues from the sale of commercial advertising embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation.
NOTE 2 — Basis of Presentation
     The accompanying consolidated balance sheet as of September 30, 2008, the consolidated statements of income for the three month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the three month periods ended September 30, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended June 30, 2008. Results of operations for interim periods are not necessarily indicative of annual results. The consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated balance sheet included in the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.
     The consolidated financial statements consist of the Company and its four wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, UKTN, and MTN. As of July 5, 2005, the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of October 19, 2007, the consolidated financial statements consisted of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of March 7, 2008, the consolidated financial statements consist of the Company, ATN, UKTN, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at September 30, 2008 and June 30, 2008.
NOTE 3 — Earnings per Share
     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended September 30, 2008 and 2007, there were common equivalent shares outstanding due to outstanding stock options of 870,900 and 695,000, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares. As a result of the Company’s net loss for the three month period ended September 30, 2007, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share for that period. For the three month period ended September 30, 2008, all outstanding stock options were dilutive and included in the calculation of diluted shares outstanding.

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007
Basic Shares Outstanding	18,157,789	16,357,500
Stock Options & Warrants	358,371	N/A
Diluted Shares Outstanding	18,516,160	16,357,500
NOTE 4 — Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows for the one time election to measure financial instruments and certain other assets and liabilities at fair value. SFAS 159 also amends SFAS No. 115 with regards to the presentation of available for sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on July 1, 2008. The adoption of SFAS 159 did not have a material effect on its consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company expects to adopt SFAS 141(R) on July 1, 2009 and does not expect the provisions of SFAS 141(R) to have a material impact on its consolidated financial position or results of operations. On October 17, 2008, the Company terminated a letter of intent that contemplated an acquisition by the Company of UBC Media Group plc’s Commercial Division. Notwithstanding such termination, the Company and UBC Media Group plc continue to discuss potential terms under which an acquisition could take place. Therefore, the accounting treatment of an acquisition of UBC Media Group plc’s Commercial Division, if consummated, will differ if the transaction is consummated following the Company’s adoption of SAS 141(R) on July 1, 2009 as compared with the accounting treatment for a transaction that is completed prior to such date.
     In February 2008, the FASB issued FASB Staff Position on Statement 157, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for all nonfinancial assets and liabilities that are not re-measured at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of FSP No. 157-2 but does not expect it will have a material impact on our consolidated financial statements. We applied SFAS No. 157 to all other fair value measurements effective July 1, 2008. This adoption did not have a material effect on our consolidated financial statements.
NOTE 5 — Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance. Furthermore, a substantial majority of the Company’s cash balances are held in two institutions, one each in the United States and Australia. In addition, a significant portion of the Company’s cash is maintained in foreign currencies, which additionally are subject to currency exchange rate fluctuation risk.

	September 30,	June 30,
	2008	2008
Cash and cash equivalents consist of the following:
Domestic	$19,918	$22,435
Foreign	16,104	15,106

Total cash and cash equivalents	$36,022	$37,541
     Money market investments with a fair value of $19,596 are included in cash and cash equivalents above. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1 as defined by SFAS No. 157.
NOTE 6 — Major Suppliers
     Approximately 22% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At September 30, 2008, trade payables to this supplier comprised approximately 38% of the Company’s trade payables balance.

     Approximately 21% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and a 26 month agreement effective December 2006 under which the Company receives radio news commercial airtime inventory. At September 30, 2008, trade payables to this supplier comprised approximately 29% of the Company’s trade payables balance.
     Over half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 73% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenues. The Company’s provision of traffic reports to 24 of these radio stations in seven Canadian markets is governed by a three year agreement with terms that commenced on various dates between November 2005 and January 2006, depending on the market. Either party had the right to terminate the agreement after 18 months by giving six months notice, effectively making the agreement a two year agreement if such notice had been given. This eighteen month period has expired for all seven markets.
NOTE 7 — Comprehensive Income
     Comprehensive income is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Three months	Three months
	ended	Ended
	September 30,	September 30,
	2008	2007
Net income (loss)	$856	$(89)
Foreign currency translation adjustment	(3,939)	759

Comprehensive net (loss) income	$(3,083)	$670
NOTE 8 — Income Taxes
     Tax expense for the three months ended September 30, 2008 and 2007 was $1,162 and $684, respectively. The Company’s provision for income taxes was $1,179 and $791 for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate for the three months ended September 30, 2008 and 2007 was 57.6% and 115.0%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to valuation allowances of $311 and $789 established for the periods ended September 30, 2008 and 2007. The increase in the valuation allowance for the period ending September 30, 2008 relates primarily to losses pertaining to Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) and MTN, which file a consolidated tax return. The Company has not recorded any tax benefit for the periods ended September 30, 2008 and 2007 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN, CTN, and UKTN at September 30, 2008 and 2007 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent that the Company’s determines that it is more likely than not that the deferred tax assets will be realized. The Company had tax carried forward losses (prior to the valuation allowance) of $4,073 and $3,862 as of September 30, 2008 and June 30, 2008, respectively. A substantial majority of these tax carried forward losses are related to the Company’s foreign operations.

	September 30,	June 30,
	2008	2008
Tax carried forward losses	$4,073	$3,862
Other deferred tax assets/(liabilities), net	930	904

Net deferred tax assets before valuation allowance	5,003	4,766
Valuation allowance	(4,674)	(4,363)

Net deferred tax assets	$329	$403
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consists of the following as of September 30, 2008:

September 30,
2008
(Unaudited)
Year 1	$540
Year 2	517
Year 3	418
Year 4	350
Year 5	295
Thereafter	248
     Total rent expense charged to expenses in the accompanying statements of income for the three months ended September 30, 2008 and 2007 was $187 and $187, respectively.
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
Contractual station commitments are as follows:

As of
September 30,
2008
(Unaudited)
Year 1	$17,904
Year 2	13,537
Year 3	12,543
Year 4	9,172
Year 5	—
Thereafter	—
NOTE 10 — Stock based compensation
     The stock options and restricted stock under the Global Traffic Network, Inc. 2005 Stock Incentive Plan is summarized below:

As of
September 30,
2008
Shares authorized under plan	1,200,000
Stock options outstanding	(870,900)
Stock options exercised	(24,934)
Restricted shares issued	(110,000)

Shares available for issuance under plan	194,166

     Stock Options
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Global Traffic Network, Inc. 2005 Stock Incentive Plan. There were no options granted during the three month period ended September 30, 2008.
     The Company’s outstanding stock options as of September 30, 2008 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate	Aggregate
		Exercise	Contractual		Fair	Intrinsic
	Shares	Price	Term		Value	Value
Balance, June 30, 2008	902,500	$5.83	—		$—	$—
Grants	—	—	—		—	—
Exercised	(21,600)	$4.80	—		—	$97
Forfeitures/expirations	(10,000)	$5.25	—		(32)	—
Balance, September 30, 2008	870,900	$5.57	8.35	years	$2,598	$3,224
Exercisable, September 30, 2008	305,910	$5.18	7.85	years	$763	$1,251

     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of September 30, 2008 is $2,598. As of September 30, 2008 there was $1,369 of total unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.8 years. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the low number of past forfeitures. Since the Plan was adopted, the largest previous forfeiture was due to an outside director becoming an employee of the Company. In such instance, the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the three months ended September 30, 2008 and 2007 is $200 and $156, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of September 30, 2008 and September 30, 2007.
      Restricted Stock
     The Company has awarded restricted shares of its common stock under the Global Traffic Network, Inc. 2005 Stock Incentive Plan to certain employees and directors. The awards have restriction periods tied solely to continued employment and vest over three years. The value of these restricted stock awards is calculated at the fair market value of the shares on the date of grant, net of estimated forfeitures, and is expensed pro rata over the vesting period.
     The following table summarizes the restricted stock activity for the period ended September 30, 2008.

	Three Months ended September 30, 2008
		Weighted
		Average Grant
		Date Fair
		Value
	Shares	Per Share
Unvested, beginning of period	110,000	$8.57
Grants	—	—
Converted to common stock	—	—
Forfeited	—	—
Unvested, end of period	110,000	$8.57
     As of September 30, 2008, there was $767 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.6 years. Total compensation expense with regards to restricted stock for the three month periods ended September 30, 2008 and 2007 was $86 and $0, respectively and is included in selling, general and administrative expenses.
     NOTE 11 — Related Party Transactions
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the three month periods ended September 30, 2008 and 2007, the Company had expenses associated with these related entities of $240 and $171 respectively. The majority of these payments pertain to salaries and bonuses paid to these stockholders and their relatives for their services to the Company.
NOTE 12 — Segment Reporting
     The Company operates primarily in three geographic areas, Australia, United Kingdom and Canada, through its wholly owned subsidiaries ATN, UKTN and GTC, which operates through its wholly owned subsidiary, CTN. Select income statement information and capital expenditures for the three months ended September 30, 2008 and 2007 and select balance sheet information as of September 30, 2008 and 2007 is provided below. The All Other category consists primarily of MTN and corporate overhead and assets of GTN.

Australia

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2008	2007
Revenues	12,972	9,912
Interest expense	16	25
Interest revenue	274	55
Depreciation & amortization expense	208	187
Income tax expense	1,158	673
Segment profit	2,691	1,541
Expenditure for property and equipment	221	19

	September 30,	September 30,
	2008	2007
Segment assets	28,395	17,880
Current assets	24,746	14,004
Property & equipment (net)	2,921	3,565
Deferred tax assets, net	329	383
Segment liabilities	11,165	9,361
Canada

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2008	2007
Revenues	1,842	1,069
Interest expense	—	—
Interest revenue	1	4
Depreciation & amortization expense	191	144
Income tax expense	—	—
Segment loss	(689)	(1,205)
Expenditure for property and equipment	494	881

	September 30,	September 30,
	2008	2007
Segment assets	7,658	6,484
Current assets	2,755	2,109
Property & equipment (net)	4,661	4,041
Deferred tax assets, net	—	—
Segment liabilities	776	1,059
United Kingdom

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2008	2007
Revenues	1,161	—
Interest expense	—	—
Interest revenue	2	1
Depreciation & amortization expense	40	—
Income tax expense	—	—
Segment loss	(399)	(281)
Expenditure for property and equipment	82	—

	September 30,	September 30,
	2008	2007
Segment assets	2,928	88
Current assets	1,253	88
Property & equipment (net)	776	—
Deferred tax assets, net	—	—
Segment liabilities	898	98

All Other

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2008	2007
Revenues	—	—
Interest expense	—	—
Interest revenue	136	297
Depreciation & amortization expense	4	—
Income tax expense	4	11
Segment loss	(747)	(144)
Expenditure for property and equipment	27	—

	September 30,	September 30,
	2008	2007
Segment assets	20,180	31,859
Current assets	19,997	31,859
Property & equipment (net)	63	—
Deferred tax assets, net	—	—
Segment liabilities	416	417
Total

	Three months	Three months
	ended	ended
	September 30,	September 30
	2008	2007
Revenues	15,975	10,981
Interest expense	16	25
Interest revenue	413	357
Depreciation & amortization expense	443	331
Income tax expense	1,162	684
Profit (loss)	856	(89)
Expenditure for property and equipment	824	900

	September 30,	September 30,
	2008	2007
Assets	59,161	56,311
Current assets	48,751	48,060
Property & equipment (net)	8,421	7,606
Deferred tax assets, net	329	383
Liabilities	13,255	10,935
     The Company offers three primary products in the markets in which it operates. The products consist of radio traffic advertising commercials, radio news advertising commercials and television advertising commercials. Not all products are offered in all markets or in all periods covered by the financial statements. These products are not operated as separate segments but are the responsibility of the regional management of the various segments outlined above. Revenue generated by UKTN under its Traffic Radio contract to provide service to the United Kingdom’s Highways Agency, although it is not advertising based, is included as a component of traffic revenue below since this is the most comparable product.

	Traffic	News	Television	Total
Revenues
Three months ended September 30, 2008	$12,695	$2,107	$1,173	$15,975
Three months ended September 30, 2007	$8,294	$1,580	$1,107	$10,981
NOTE 13 — Subsequent events
On May 7, 2008, the Company entered into a letter of intent to acquire the Commercial Division of UBC Media Group plc (the “Letter of Intent”). On October 17, 2008, the Company terminated the Letter of Intent. Notwithstanding such termination, the parties continue to explore the possibilities of a potential transaction. As of September 30, 2008, the Company had incurred acquisition-related expenditures of $276, consisting mainly of professional fees and expenses, which are reflected as a component of Other Assets on the Company’s balance sheet. Subsequent to September 30, 2008, the Company has incurred additional acquisition-related expenditures of approximately $150. If the Company determines that completion of a transaction is less likely to occur than not, all acquisition-related expenditures incurred by the Company will be expensed.
In connection with its entry into the Letter of Intent, the Company deposited $623 into an escrow account that would have been credited towards the purchase price upon closing of the acquisition. The Company demanded return of this deposit upon its termination of the Letter of Intent and UBC Media Group plc has objected to the Company’s demand. The Company intends to enforce its right to a return of the deposited funds and believes it will prevail in the event that legal action is commenced. As of September 30, 2008, the deposit is reflected as a component of Other Assets on the Company’s balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission.
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
      Overview of Our Business
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio and television stations in Australia and Canada. We also provide news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. In addition, we have been exploring opportunities for expansion into several European markets and have commenced operations in the United Kingdom, where we generate substantially all of our revenue pursuant to a government contract under which we provide service to the United Kingdom’s Highways Agency.
     We derive a substantial majority of our revenues from the sale to advertisers of commercial advertising inventory associated with the information reports that we provide. We obtain this advertising inventory from radio and television stations in exchange for the provision of our information reports and/or, for certain broadcasters, cash compensation. Our commercial advertising inventory is primarily comprised of ten second advertising spots embedded in information reports that are broadcast on radio or television and is generally sold as advertising packages on a local, regional or national network basis. We market our advertising packages on a percentage-based rotation. Each advertiser receives its pro rata share of our aggregate advertising inventory, which airs primarily during prime morning and afternoon drive periods. Because we consolidate our commercial advertising inventory on a network basis, we are able to offer advertisers a cost-effective, broad-based advertising vehicle that reaches mass audiences.
     The radio stations that contract to receive our traffic and news reports become members of our Radio Network. Likewise, the television stations that contract to receive our TV reports become members of our TV Network. Collectively, we refer to the members of these networks as our “network affiliates.” In Australia, our operations are conducted by Australia Traffic Network and our network affiliates are currently comprised of 77 radio stations and 14 television stations. In Canada, our Canadian operations are conducted by Canadian Traffic Network and our network affiliates are currently comprised of 70 radio stations and five television stations. In the United Kingdom, we currently provide traffic reporting services to eleven radio stations. Our United Kingdom operations are conducted by UK Traffic Network. Although we are a Nevada corporation with principal executive offices located in New York, New York, we do not provide, nor do we intend to provide traffic or news reports to radio or television stations in the United States. We may, however, provide services in the United States via mobile telephones through our Mobile Traffic Network subsidiary, but do not currently do so.
The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three categories based on the content of the report and the medium in which it is delivered. Collectively, we refer to these reports as our “information reports.”
•	Radio traffic reports: Through our information-gathering infrastructure and the use of external traffic information services, we provide daily scheduled customized traffic reports to radio stations that contract to receive our services.

•	Radio news reports: In July 2005, we began building upon our radio traffic reports platform by obtaining and selling advertising inventory embedded within radio news reports.

•	TV reports: In 2003, we began providing regularly scheduled video traffic reports to television stations. In addition, because our aircraft are often already in the air covering traffic conditions, they are often first to arrive at the scene of a breaking news story. In a strategic effort to expand our reach into the television markets, we have been using this on-the-scene presence to compile video footage of such breaking news, which we provide to certain television stations that contract for our regularly scheduled TV reports in markets where we produce video.
     We offer all three categories of information reports to our network affiliates in Australia, but prior to our acquisition of substantially all the assets of Wise Broadcasting Network Inc., we only provided radio traffic reports and TV reports to our network affiliates in Canada. Effective April 2, 2007, Canadian Traffic Network acquired substantially all the assets of Wise Broadcasting Network Inc., after which we commenced providing news, weather, sports and business information reports to certain of our Canadian network affiliate radio stations on a limited basis. As part of this acquisition, we also started providing content and selling advertising for various digital signage outlets, but this has not been, nor do we expect this to be, a material part of our business. Separately, we have signed an agreement pursuant to which we currently provide TV reports to five television stations in five of our Canadian markets. We intend to begin providing radio news reports and TV reports to our network affiliates in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves. In the United Kingdom, we currently only provide radio traffic reports.
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
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $13.0 million, or 81%, of our revenues for three months ended September 30, 2008. Of our total revenues for the period, approximately $9.8 million, or 61%, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to enter into agreements to receive commercial inventory associated with radio news reports in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating revenue in Canada in January 2006. Currently, we have operations in seven Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton and Winnipeg. As commercial advertising inventory generated from our Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience similar delays in realizing revenues from the sale of increased commercial advertising inventory attributable to radio news reports in Australia and our provision of radio traffic and information reports and TV reports in Canada, as well as any commercial advertising inventory we generate through internal expansion from our nascent operations in the United Kingdom.
     Effective July 1, 2008, UK Traffic Network began providing service under government contract with the United Kingdom’s Highways Agency, which is an executive agency of the United Kingdom Department for Transport responsible for operating, maintaining and improving the strategic trunk road network in England on behalf of the Secretary of State for Transport. Under the terms of the contract, the Company provides traffic radio reports via digital audio broadcasting stations throughout England, with a possible expansion of the service to Scotland, Wales and Northern Ireland. Although similar to our core business in that it involves broadcasting traffic reports over radio stations, our contract with the Highways Agency differs in that it is not advertising supported. Instead of commercial airtime inventory, we are paid a fee by the Highways Agency to provide our service.
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

	United Kingdom		Australia		Canada
	Leased	Owned	Leased	Owned	Leased	Owned

Fixed Wing Aircraft	0	2	2	1	1	0
Helicopters	0	0	0	4	1	7
          Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial airtime inventory. General and administrative expenses consists of corporate overhead, including administrative salaries, real property lease payments, salaries and benefits for our corporate executive officers, expense related to non-cash equity compensation and legal and accounting fees as well as expense from doubtful accounts. Expenses other than selling expenses are generally spread evenly over the applicable fiscal year.
Basis of Presentation
     We have derived substantially all of our revenue to date from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended September 30, 2008 and 2007, and applicable to our balance sheet data as of September 30, 2008 and June 30, 2008 are set forth below:
Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended September 30, 2008	0.8875	September 30, 2008	0.7924
Three month period ended September 30, 2007	0.8483	June 30, 2008	0.9586

Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended September 30, 2008	0.9598	September 30, 2008	0.9395
Three month period ended September 30, 2007	0.9566	June 30, 2008	0.9790

United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended September 30, 2008	1.8921	September 30, 2008	1.7805
Three month period ended September 30, 2007	2.0217	June 30, 2008	1.9923
     We estimate that the impact from the currency changes on our operating results for the three month period ended September 30, 2008 compared to three month period ended September 30, 2007 has been to increase (decrease) income statement amounts as follows:

Three months
Ended
September 30,
2008
(in thousands)
Australia
Revenues	$573
Operating expense (exclusive of depreciation and amortization)	283
Sales, general & administrative expense	120
Canada
Revenues	6
Operating expense (exclusive of depreciation and amortization)	6
Sales, general & administrative expense	2
United Kingdom
Revenues	(79)
Operating expense (exclusive of depreciation and amortization)	(95)
Sales, general & administrative expense	(10)
Australia, Canada and United Kingdom combined
Net revenue	500
Operating expense	194
Sales, general & administrative expense	112
     When discussing changes in income statement accounts from the three month period ended September 30, 2007, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
     Any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of our revenues and expenses. If foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. Since September 30, 2008, the Australian dollar has weakened significantly against the U.S. dollar. Should this trend to continue, this weakening will have an adverse impact on our reported Australian revenues, which constitute the majority of our business.
      Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. Over the past five fiscal years, however, the impact of seasonality has been offset by rapid revenue growth and, in certain cases, favorable exchange rate movements. As a result, our revenues for the quarter ending March 31 have exceeded our revenues for the preceding quarter ended September 30 for these fiscal years. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.

Results of Operations
Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007
     Revenues. Revenues increased from approximately $11.0 million for the three months ended September 30, 2007 to approximately $16.0 million for the three months ended September 30, 2008, an increase of approximately 45.5%. The increase in revenues was primarily driven by a $3.1 million increase in revenues from our Australian operations. Additionally, revenues from the sale of inventory related to our Canadian operations increased to approximately $1.8 million from approximately $1.1 million in the previous year quarter. Revenues for our United Kingdom operations were $1.2 million compared to $0 for the three months ended September 30, 2007. Substantially all of the increase in our Australian revenues resulted from increased revenues from our Radio Network, of which approximately $2.6 million was attributable to revenues associated with traffic reports and approximately $0.5 million was attributable to revenues associated with news reports. The most significant portion of the revenue increase in both Australia and Canada is due to selling more advertising spots than during the previous period.
     Operating expenses. Operating expenses increased from approximately $7.0 million for the three months ended September 30, 2007 to approximately $9.7 million for the three months ended September 30, 2008, an increase of approximately 38.6%. Approximately $1.1 million of the increase pertained to our Australian operations. Of that amount approximately $0.8 million pertained to our traffic operations and approximately $0.3 million pertained to our news operations. The increase in expenses related to our traffic and news operations primarily resulted from an increases in station compensation. Approximately $0.2 million of the increase pertains to our operations in Canada, including a $0.1 million increase in aviation costs and a $0.1 million increase in station compensation. Operating costs increased approximately $1.2 million due to expenses incurred by UK Traffic Network. The majority of the increase was due to the cost of providing service under our contract with the United Kingdom’s Highways Agency, which commenced July 1, 2008. Our operating expenses for Mobile Traffic Network were approximately $0.1 million for the three months ended September 30, 2008. Mobile Traffic Network had not yet been incorporated during the prior year period.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $3.4 million for the three months ended September 30, 2007 to approximately $4.2 million for the three months ended September 30, 2008, an increase of approximately 23.5%. Approximately $0.2 million of the increase pertains to corporate overhead, including an increase of approximately $0.1 million related to the granting of stock options and restricted stock. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $0.3 million for the three months ended September 30, 2008 and $0.2 million for the three months ended September 30, 2007. Overhead costs also increased approximately $0.1 million due to employee costs. Selling, general and administrative expenses increased approximately $0.4 million in Australia mainly due to higher sales personnel costs primarily associated with increased sales during the period. Selling, general and administrative expenses decreased approximately $0.1 million in Canada. Our selling, general and administrative expenses for the three months ended September 30, 2008 were approximately $0.2 million for Mobile Traffic Network, which had not yet been incorporated during the prior year period. Sales expense as a percentage of revenue in Australia increased from approximately 13.7% for the three months ended September 30, 2007 to approximately 14.0% for the three months ended September 30, 2008.
     Depreciation and amortization expenses. Depreciation and amortization expense increased from approximately $0.3 million for the three months ended September 30, 2007 to approximately $0.4 million for the three months ended September 30, 2008. The increase is mainly due to our acquisition of seven helicopters in Canada, including helicopters purchased after the three months ended September 30, 2007.
     Interest expense. Interest expense decreased from approximately $25,000 for the three months ended September 30, 2007 to approximately $16,000 for the three months ended September 30, 2008. The decrease was mainly due to lower amounts of debt outstanding in Australia primarily due to regularly scheduled principal amortization.
     Other income. Other income was approximately $0.4 million for the three months ended September 30, 2007 and 2008. Other income consists primarily of interest income on our cash balances.
     Income tax expense. Income tax expense increased from approximately $0.7 million for the three months ended September 30, 2007 to approximately $1.2 million for the three months ended September 30, 2008. The increase was primarily due to the increased net profit in Australia for the three months ended September 30, 2008 compared to the three month period ended September 30, 2007. The effective tax rate in Australia was 30.1% and 30.4% for the three month periods ended September 30, 2008 and 2007, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States, Canada or United Kingdom as a valuation allowance has been created for 100% of the Company’s tax loss carry forwards in those countries.
     Net income (loss). Net income increased from a net loss of approximately $0.1 million for the three months ended September 30, 2007 to net income of approximately $0.9 million for the three months ended September 30, 2008. Our increase in net income is primarily attributable to Australia Traffic Network’s operations, which increased net income from approximately $1.5 million for the three month period ended September 30, 2007 to approximately $2.7 million for the three month period ended September 30, 2008.

      Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended September 30, 2008 and 2007 were 0.8875 and 0.8483, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$14,617	$11,684	25.1%
Operating expenses	7,227	6,194	16.7%
Selling, general and administrative expenses	3,062	2,699	13.4%
Depreciation and amortization expense	235	221	6.3%
Interest expense	18	30	(40.0)%
Other (income)	(262)	(69)	279.7%
Income tax expense	1,304	793	64.4%
Net income	3,033	1,816	67.0%
     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended September 30, 2008 and 2007 were 0.9598 and 0.9566, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$1,920	$1,118	71.7%
Operating expenses	1,871	1,628	14.9%
Selling, general and administrative expenses	569	611	(6.9)%
Depreciation and amortization expense	198	150	32.0%
Interest expense	—	—	—
Other (income)	(2)	(12)	(83.3)%
Income tax expense	—	—	—
Net loss	(716)	(1,259)	(43.1)%
     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars applicable to the three month periods ended September 30, 2008 and 2007 were1.8921 and 2.0217, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	£613	£—	—
Operating expenses	732	100	632.0%
Selling, general and administrative expenses	74	39	89.7%
Depreciation and amortization expense	21	—	—
Interest expense	—	—	—
Other (income)	(3)	(1)	200.0%
Income tax expense	—	—	—
Net loss	(211)	(138)	52.9%

Liquidity and Capital Resources
     At September 30, 2008 the Company’s primary source of liquidity was cash and cash equivalents of approximately $36.0 million. At September 30, 2008, the Company also had approximately $1.6 million available under its overdraft credit line. The overdraft credit line is denominated in Australia dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at September 30, 2008.
     Operating activities. Cash provided by operating activities was approximately $2.5 million for the three months ended September 30, 2008, due mainly to both positive net income adjusted for non-cash expenses, and, to a lesser extent, by positive changes in working capital. The major components of working capital was an increase in accounts payable and accrued expenses and an increase in income taxes payable, which relates to the accrual of income taxes not yet due, which were partially offset by an increase in prepaid expenses.
     Investing activities. Cash used in investing activities was approximately $0.8 million for the three month period ended September 30, 2008. The cash used for investing activities was primarily for capital expenditures, the majority of which was for the acquisition of a helicopter in Canada.
     Financing activities. Cash used in financing activities was approximately $0.2 million for the three months ended September 30, 2008, due primarily to regularly scheduled principal amortization of the outstanding balances.
     The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by the Company. However, our capital requirements depend on many factors, including, without limitation, the amount, if any, of cash provided by the Company’s operating activities, the nature and pace of our contemplated expansion in the United Kingdom (including an acquisition of UBC Media Group plc’s Commercial Division, should this be consummated), the occurrence and timing of any expansion efforts in new geographic markets, the cost associated with development and commercialization of Mobile Traffic Network’s mobile telephone technology and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission.
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
     Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:
•	our inability to compete successfully with current or future competitors within our industry;

•	our inability to retain members of our executive management or other key employees;

•	the termination or impairment of our relationships with key network affiliates;

•	the termination or impairment of our advertiser relationships;

•	our inability to manage our growth effectively;

•	our ability to expand successfully into additional international markets;

•	the effect on our financial performance of fluctuations in foreign currency exchange rates and results of any hedging transactions;

•	the availability to us of additional financing, if required;

•	the occurrence of unforeseen litigation; and

•	our inability to manage future acquisitions.
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our annual report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.4 million on annual basis based on the balances at September 30, 2008. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. Our total outstanding long-term debt as September 30, 2008 was approximately $0.6 million. All of our outstanding long-term debt as of September 30, 2008 was subject to fixed interest rates. We had no money outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk.
Foreign Currency Exchange Risk
     We have significant foreign subsidiaries located in Australia, Canada and the United Kingdom. The assets and liabilities of these subsidiaries are denominated in Australian dollars, Canadian dollars and British pounds, respectively, and as such are translated into United States dollars. Income statement amounts are translated from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. We do not currently hedge for currency fluctuations with our foreign subsidiaries. Since September 30, 2008, the U.S. dollar has significantly strengthened in relation to the Australian dollar, Canadian dollar and British pound. This impact has been most notable against the Australian dollar, which is currently our only profitable foreign subsidiary and in which a material portion of our cash balances are denominated.
Accounts receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue. However, one advertising agency that represents a number of our advertising clients constituted approximately 13% of our revenues for the three months ended September 30, 2008 and approximately 13% of our net accounts receivable as of September 30, 2008.
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
     As of June 30, 2008, the Company had remaining proceeds from the initial public offering of approximately $4.9 million. During the quarter ended September 30, 2008, the Company used approximately $0.8 million for capital expenditures primarily to purchase one helicopter for Canada. As of September 30, 2008, the Company had remaining proceeds from the initial public offering of approximately $4.1 million.
Item 5. Other Information.
          Results of Operations and Financial Condition.
     The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On November 10, 2008, Global Traffic Network, Inc. issued a press release reporting the financial results for its first fiscal quarter ended September 30, 2008. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated November 10, 2008.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2008	By: Name:	/s/ William L. Yde III William L. Yde III
	Title:	Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 10, 2008	By: Name:	/s/ Scott E. Cody Scott E. Cody
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated November 10, 2008.