Form 10-Q
period 2008-12-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2009-02-09
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act (the Act) of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 9, 2009, the registrant had 18,164,834 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents	$32,673	$37,541
Accounts receivable net of allowance for doubtful accounts of $307 and $292 at December 31, 2008 and June 30, 2008	11,512	13,355
Prepaids and other current assets	888	961
Deferred tax assets	180	262

Total current assets	45,253	52,119

Property and equipment, net	7,165	8,964
Intangibles	336	418
Deferred tax assets	107	141
Other assets	1,366	960

Total assets	$54,227	$62,602

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$7,341	$8,067
Deferred revenue	461	1,293
Income taxes payable	1,631	3,186
Current portion of long term debt	275	459

Total current liabilities	9,708	13,005
Long term debt, less current portion	194	482
Other liabilities	289	389

Total liabilities	10,191	13,876

Common stock, $.001 par value; 100,000,000 shares authorized; 18,164,834 shares issued and outstanding as of December 31, 2008 and 18,156,133 shares issued and outstanding as of June 30, 2008	18	18
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of December 31, 2008 and June 30, 2008	—	—
Additional paid in capital	49,570	49,015
Accumulated other comprehensive (loss) income	(4,125)	2,866
Accumulated deficit	(1,427)	(3,173)

Total shareholders’ equity	44,036	48,726

Total liabilities and shareholders’ equity	$54,227	$62,602

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$13,929	$13,160	$29,904	$24,141

Operating expenses (exclusive of depreciation and amortization shown separately below)	7,958	7,439	17,632	14,453
Selling, general and administrative expenses	3,905	3,647	8,105	7,031
Depreciation and amortization expense	398	365	841	696

Net operating income	1,668	1,709	3,326	1,961
Interest expense	9	25	25	50
Other (income) (including interest income of $298 and $441 for the three months ended December 31, 2008 and 2007 and interest income of $711 and $798 for the six months ended December 31, 2008 and 2007)	(304)	(444)	(721)	(813)
Other expense	—	—	41	1

Net income before income taxes	1,963	2,128	3,981	2,723
Income tax expense	1,073	1,019	2,235	1,703

Net income	$890	$1,109	$1,746	$1,020

Income per common share:
Basic	$0.05	$0.06	$0.10	$0.06
Diluted	$0.05	$0.06	$0.09	$0.06
Weighted average common shares outstanding:
Basic	18,164,834	18,045,000	18,161,311	17,201,250
Diluted	18,263,772	18,101,675	18,420,717	17,279,440
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended
	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,746	$1,020
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	841	696
Allowance for doubtful accounts	15	166
Non-cash compensation expense	578	321
Loss on disposal of assets	41	—

Changes in assets and liabilities:
Accounts receivable	(1,601)	(1,432)
Deferred taxes, net	8	(17)
Prepaid and other current assets and other assets	(911)	(4)
Accounts payable and accrued expenses and other liabilities	1,307	937
Deferred revenue	(541)	247
Income taxes payable	(778)	486

Net cash provided by operating activities	705	2,420

Cash flows from investing activities:
Purchase of property and equipment	(1,017)	(1,172)

Net cash used in investing activities	(1,017)	(1,172)

Cash flows from financing activities:
Repayment of long term debt	(244)	(340)
Shares repurchased and retired	(23)	—
Proceeds from follow-on offering of stock, net	—	29,711

Net cash (used in) provided by financing activities	(267)	29,371

Effect of exchange rate changes on cash and cash equivalents	(4,289)	258

Net (decrease) increase in cash and cash equivalents	(4,868)	30,877
Cash and cash equivalents at beginning of fiscal period	37,541	7,278

Cash and cash equivalents at end of fiscal period	$32,673	$38,155

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$25	$50

Income taxes	$2,724	$1,241

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
Information as of December 31, 2008 and 2007 and for the three and six months ended December 31,
2008 and 2007 is unaudited
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
NOTE 2 — Basis of Presentation
     The accompanying consolidated balance sheet as of December 31, 2008, the consolidated statements of income for the three and six month periods ended December 31, 2008 and 2007, and the consolidated statements of cash flows for the six month periods ended December 31, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended June 30, 2008. Results of operations for interim periods are not necessarily indicative of annual results. The consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated balance sheet included in the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.
     The consolidated financial statements consist of the Company and its four wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, UKTN, and MTN. As of July 5, 2005, the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of October 19, 2007, the consolidated financial statements consisted of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of March 7, 2008, the consolidated financial statements consist of the Company, ATN, UKTN, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at December 31, 2008 and June 30, 2008.
NOTE 3 — Earnings per Share
     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended December 31, 2008 and 2007, there were common equivalent shares outstanding due to outstanding stock options of 880,900 and 735,000, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares, which expires March 23, 2011. For the three and six month periods ended December 31, 2008, 270,000 and 10,000 stock options with exercise prices between $6.68 — $8.70 and $8.70, respectively were excluded from the calculation of diluted shares outstanding because they were anti-dilutive.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Basic Shares Outstanding	18,164,834	18,045,000	18,161,311	17,201,250
Stock Options & Warrants	98,938	56,675	259,406	78,190
Diluted Shares Outstanding	18,263,772	18,101,675	18,420,717	17,279,440
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company expects to adopt SFAS 141(R) on July 1, 2009 and does not expect the provisions of SFAS 141(R) to have a material impact on its consolidated financial position or results of operations. The Company has entered into a share purchase agreement (see Note 13) to purchase the commercial division of UBC Media Group plc. This transaction is anticipated to close in March 2009 and if it does so prior to July 1, 2009 will not be subject to the provisions of SFAS 141(R).
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
NOTE 5 — Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance. Furthermore, a substantial majority of the Company’s cash balances are held in two institutions, one each in the United States and Australia. In addition, a significant portion of the Company’s cash is maintained in foreign currencies, which additionally is subject to currency exchange rate fluctuation risk.

	December 31,	June 30,
	2008	2008
Cash and cash equivalents consist of the following:
Domestic	$18,060	$22,435
Foreign	14,613	15,106

Total cash and cash equivalents	$32,673	$37,541
     Money market investments with a fair value of $17,737 are included in cash and cash equivalents as of December 31, 2008. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1 as defined by SFAS No. 157.
NOTE 6 — Major Suppliers
     Approximately 22% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At December 31, 2008, trade payables to this supplier comprised approximately 36% of the Company’s trade payables balance.

     Approximately 20% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and a 26 month agreement effective December 2006 under which the Company receives radio news commercial airtime inventory. In January 2009, the Company entered into a two year agreement effective February 1, 2009 with this supplier to receive radio news commercial airtime inventory. This new agreement commences upon the expiration of the previous agreement. At December 31, 2008, trade payables to this supplier comprised approximately 9% of the Company’s trade payables balance.
     Almost half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 60% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenues. The Company’s provision of traffic reports to 24 of these radio stations in seven Canadian markets was governed by a three year agreement with terms that commenced on various dates between November 2005 and January 2006, depending on the market. In February 2009, the Company entered into a four year agreement effective January 1, 2009 that superseded the original contract for the 24 radio stations.
NOTE 7 — Comprehensive (Loss) Income
     Comprehensive (loss) income is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Six months	Six months
	Ended	Ended
	December 31,	December 31,
	2008	2007
Net income	$1,746	$1,020
Foreign currency translation adjustment	(6,991)	540

Comprehensive (loss) income	$(5,245)	$1,560
NOTE 8 — Income Taxes
     Tax expense for the six months ended December 31, 2008 and 2007 was $2,235 and $1,703, respectively. The Company’s provision for income taxes was $2,210 and $1,756 for the six months ended December 31, 2008 and 2007, respectively. The effective tax rate for the six months ended December 31, 2008 and 2007 was 56.1% and 62.5%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to valuation allowances of $337 and $1,131 established for the periods ended December 31, 2008 and 2007 as well as permanent differences. The increase in the valuation allowance for the period ending December 31, 2008 relates primarily to losses pertaining to Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) and MTN, which file a consolidated tax return. The Company has not recorded any tax benefit for the periods ended December 31, 2008 and 2007 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN, CTN, and UKTN at December 31, 2008 and 2007 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent the Company determines that the deferred tax assets will more likely than not be realized. The Company had tax carried forward losses (prior to the valuation allowance) of $3,908 and $3,862 as of December 31, 2008 and June 30, 2008, respectively. A substantial majority of these tax carried forward losses are related to the Company’s foreign operations.

	December 31,	June 30,
	2008	2008
Tax carried forward losses	$3,908	$3,862
Other deferred tax assets/(liabilities), net	1,079	904

Net deferred tax assets before valuation allowance	4,987	4,766
Valuation allowance	(4,700)	(4,363)

Net deferred tax assets	$287	$403
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consists of the following as of December 31, 2008:

December 31,
2008
Year 1	$504
Year 2	462
Year 3	388
Year 4	327
Year 5	235
Thereafter	199
     Total rent expense charged to expenses in the accompanying statements of income for the three and six months ended December 31, 2008 and 2007 was $181, $181, $368 and $368, respectively. Rent expense on an annualized basis exceeds the rental commitments primarily due to many of the operations and hangar arrangements being short term in nature.
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
Contractual station commitments by year and in the aggregate, are as follows:

As of
December 31,
2008

Year 1	$16,787
Year 2	14,707
Year 3	13,864
Year 4	8,143
Year 5	422
Thereafter	—
     Subsequent to December 31, 2008, the Company entered into additional station contracts that increased its contractual station commitments. The following table reflects the contractual station commitments as of December 31, 2008 assuming these additional contracts had been entered into as of December 31, 2008:

As of
December 31,
2008

Year 1	$21,589
Year 2	20,008
Year 3	17,630
Year 4	11,106
Year 5	422
Thereafter	—
NOTE 10 — Stock based compensation
     The stock options and restricted stock under the Global Traffic Network, Inc. 2005 Stock Incentive Plan (the “Plan”) is summarized below:

As of
December 31,
2008
Shares authorized under plan	1,200,000
Stock options outstanding	(880,900)
Stock options exercised	(24,934)
Restricted shares issued	(110,000)

Shares available for issuance under plan	184,166

     Stock Options
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

	Three months	Six months
	Ended	Ended
	December 31,	December 31,
	2008	2008

Risk-free interest rate	2.71%	2.71%
Volatility factor	61.02%	61.02%
Weighted volatility	61.02%	61.02%
Dividend yield	—	—
Option price	$6.05	$6.05
Weighted average expected life of options	6 years	6 years
Weighted average grant date fair value per share	$3.52	$3.52
     The Company’s outstanding stock options as of December 31, 2008 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2008	902,500	$5.83	—	$—	$—
Grants	10,000	$6.05	—	35	—
Exercised	(21,600)	$4.80	—	—	$97
Forfeitures/expirations	(10,000)	$5.25	—	(32)	—
Balance, December 31, 2008	880,900	$5.57	8.12 years	$2,633	$546
Exercisable, December 31, 2008	356,745	$5.16	7.67 years	$922	$285
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of December 31, 2008 is $2,633. As of December 31, 2008 there was $1,199 of total unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.8 years. This expense assumes that there will be no forfeitures, which assumption is based on the positions of the option recipients within the Company and the low number of past forfeitures. Since the Plan was adopted, the largest previous forfeiture was due to an outside director becoming an employee of the Company. In such instance, the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the six months ended December 31, 2008 and 2007 is $405 and $321, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of December 31, 2008.
     Common stock equivalents due to stock options were 75,763 and 30,044 for the three month periods ending December 31, 2008 and 2007 and 169,953 and 40,986 for the six month periods ending December 31, 2008 and 2007.
     Restricted Stock
     The Company has awarded restricted shares of its common stock under the Plan to certain employees and directors. The awards have restriction periods tied solely to continued employment and vest over three years. The value of these restricted stock awards is calculated at the fair market value of the shares on the date of grant, net of estimated forfeitures, and is expensed pro rata over the vesting period.
     The following table summarizes the restricted stock activity for the six month period ended December 31, 2008.

		Six months ended
		December 31, 2008
		Weighted
		Average Grant
		Date Fair
		Value
	Shares	Per Share
Unvested, beginning of period	110,000	$8.57
Grants	—	—
Converted to common stock	—	—
Forfeited	—	—
Unvested, end of period	110,000	$8.57

     As of December 31, 2008, there was $681 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years. Total compensation expense with regards to restricted stock for the six month periods ended December 31, 2008 and 2007 was $173 and $0, respectively and is included in selling, general and administrative expenses.
NOTE 11 — Related Party Transactions
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the six month periods ended December 31, 2008 and 2007, the Company had expenses associated with these related entities of $480 and $372 respectively. The majority of these payments pertain to salaries and bonuses paid to these stockholders and their relatives for their services to the Company.
NOTE 12 — Segment Reporting
     The Company operates primarily in three geographic areas, Australia, United Kingdom and Canada, through its wholly owned subsidiaries ATN, UKTN and GTC, which operates through its wholly owned subsidiary, CTN. Select income statement information and capital expenditures for the three and six months ended December 31, 2008 and 2007 and select balance sheet information as of December 31, 2008 and 2007 is provided below. The All Other category consists primarily of MTN and corporate overhead and assets of GTN.
Australia

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Revenues	10,741	11,338	23,713	21,250
Interest expense	9	25	25	50
Interest income	172	62	446	117
Depreciation & amortization expense	170	193	378	380
Income tax expense	1,073	1,019	2,231	1,692
Segment profit	2,495	2,357	5,186	3,898
Expenditure for property and equipment	35	25	256	44

	December 31,	December 31,
	2008	2007
Segment assets	26,380	20,191
Current assets	23,311	16,548
Property & equipment (net)	2,448	3,335
Deferred tax assets, net	287	338
Segment liabilities	8,148	9,051
Canada

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Revenues	2,155	1,822	3,997	2,891
Interest expense	—	—	—	—
Interest income	—	2	1	6
Depreciation & amortization expense	179	172	370	316
Income tax expense	—	—	—	—
Segment loss	(101)	(673)	(790)	(1,878)
Expenditure for property and equipment	134	241	628	1,122

	December 31,	December 31,
	2008	2007
Segment assets	7,030	6,532
Current assets	2,792	2,226
Property & equipment (net)	4,041	3,993
Deferred tax assets, net	—	—
Segment liabilities	826	886
United Kingdom

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Revenues	1,033	—	2,194	—
Interest expense	—	—	—	—
Interest income	2	—	4	1
Depreciation & amortization expense	44	—	84	—
Income tax expense	—	—	—	—
Segment loss	(315)	(325)	(714)	(606)
Expenditure for property and equipment	23	6	105	6

	December 31,	December 31,
	2008	2007
Segment assets	2,527	55
Current assets	1,039	47
Property & equipment (net)	617	6
Deferred tax assets, net	—	—
Segment liabilities	686	69
All Other

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Revenues	—	—	—	—
Interest expense	—	—	—	—
Interest income	124	377	260	674
Depreciation & amortization expense	5	—	9	—
Income tax expense	—	—	4	11
Segment loss	(1,189)	(250)	(1,936)	(394)
Expenditure for property and equipment	1	—	28	—

	December 31,	December 31,
	2008	2007
Segment assets	18,290	30,021
Current assets	18,111	30,021
Property & equipment (net)	59	—
Deferred tax assets, net	—	—
Segment liabilities	531	368

Total

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31
	2008	2007	2008	2007
Revenues	13,929	13,160	29,904	24,141
Interest expense	9	25	25	50
Interest income	298	441	711	798
Depreciation & amortization expense	398	365	841	696
Income tax expense	1,073	1,019	2,235	1,703
Profit	890	1,109	1,746	1,020
Expenditure for property and equipment	193	272	1,017	1,172

	December 31,	December 31,
	2008	2007
Assets	54,227	56,799
Current assets	45,253	48,842
Property & equipment (net)	7,165	7,334
Deferred tax assets, net	287	338
Liabilities	10,191	10,374
     The Company offers three primary products in the markets in which it operates. The products consist of radio traffic advertising commercials, radio news advertising commercials and television advertising commercials. Not all products are offered in all markets or in all periods covered by the financial statements. These products are not operated as separate segments but are the responsibility of the regional management of the various segments outlined above. Revenue generated by UKTN under its Traffic Radio contract to provide service to the United Kingdom’s Highways Agency, although it is not advertising based, is included as a component of traffic revenue below because this is the most comparable Company product.

	Traffic	News	Television	Total
Revenues
Six months ended December 31, 2008	$23,504	$4,460	$1,940	$29,904
Six months ended December 31, 2007	$18,299	$3,571	$2,271	$24,141
NOTE 13 — Subsequent events
On February 1, 2009, the Company and UKTN entered into a definitive stock purchase agreement to acquire 100% of The Unique Broadcasting Company (“Unique”) from UBC Media plc (“UBC”) for £9 million (approximately $13.1 million), plus three contingent payments based on performance for the calendar years 2009, 2010 and 2011. For 2009, UBC will be entitled to receive an earn-out payment of up to £5.5 million (approximately $8.0 million) based on revenue of the acquired business generated during 2009. UBC will be entitled to a £1.0 million payment (approximately $1.5 million) if the acquired business generates 2009 revenue of at least £11.0 million (approximately $16.0 million). The amount of the payment will increase based on a graduated schedule of 2009 revenue, up to a maximum of £5.5 million (approximately $8.0 million) if the acquired business generated 2009 revenues of £13.6 million (approximately $19.7 million) or greater. For each of 2010 and 2011, UBC Media Group will be entitled to receive earn-out payments equal to 50% of the amount by which revenue from the acquired business exceeds £12.0 million (approximately $17.4 million) and £12.5 million (approximately $18.1 million), respectively. The closing date purchase price will be adjusted upwards or downwards by the amount that The Unique Broadcasting Company Limited’s working capital exceeds or is less than £0.04 million (approximately $0.06 million) as of the closing date. Unique provides traffic and entertainment news information to radio stations throughout the United Kingdom in exchange for commercial spots that they in turn sell to advertisers, in a business model similar to that of ATN and CTN. As a result of the acquisition, the Company expects to be the leading provider of traffic reporting services to radio stations in the United Kingdom. The purchase agreement is subject to closing conditions, including approval by the shareholders of UBC. The purchase is expected to close on March 2, 2009.

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
     Our direct and indirect wholly-owned subsidiaries include The Australia Traffic Network Pty Limited, an Australian proprietary company organized on June 20, 1997 and registered under the Corporations Act of Australia, Global Traffic Canada, Inc., a Delaware corporation incorporated on May 20, 2005, Canadian Traffic Network ULC, an Alberta business corporation formed on July 5, 2005, Global Traffic Network (UK) Limited, a private company limited by shares incorporated in England and Wales on October 19, 2006, and Mobile Traffic Network, Inc., a Nevada corporation formed on March 7, 2008. We refer to these entities throughout this report as “Australia Traffic Network”, “Global Canada”, “Canadian Traffic Network”, “UK Traffic Network” and “Mobile Traffic Network”, respectively.
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
     References in this report to time periods prior to the May 16, 2005 establishment of Global Traffic Network, Inc. pertain solely to operations of Australia Traffic Network. We are a holding company and conduct no operations. Unless we indicate otherwise, the discussion below regarding our financial condition and results of operations presents information on a consolidated basis which assumes that the Share Exchange had been completed prior to the periods discussed such that Australia Traffic Network and Global Traffic Canada, Inc. were each wholly-owned subsidiaries of ours throughout such periods. Balance sheet information for periods prior to the Share Exchange does not reflect the issuance of the Share Exchange Notes. In each case, all inter-company transactions and balances have been eliminated.
     Overview of Our Business
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio and television stations in Australia and Canada. We also provide news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. In addition, we have been exploring opportunities for expansion into several European markets and have commenced operations in the United Kingdom, where we generate substantially all of our revenue pursuant to a government contract under which we provide service to the United Kingdom’s Highways Agency. On February 1, 2009 our United Kingdom subsidiary entered into a definitive share purchase agreement to acquire The Unique Broadcasting Company Limited which we believe to be the largest provider of traffic and entertainment news reports to radio stations in the United Kingdom. See “Potential Acquisition of The Unique Broadcasting Company Limited” below. Should we close this purchase, the majority of our revenue in the United Kingdom will come from the sale of advertising related to the traffic and entertainment reports.
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

     The radio stations that contract to receive our traffic and news reports become members of our Radio Network. Likewise, the television stations that contract to receive our TV reports become members of our TV Network. Collectively, we refer to the members of these networks as our “network affiliates.” In Australia, our operations are conducted by Australia Traffic Network and our network affiliates are currently comprised of 79 radio stations and 14 television stations. In Canada, our Canadian operations are conducted by Canadian Traffic Network and our network affiliates are currently comprised of 82 radio stations and five television stations. In the United Kingdom, we currently provide traffic reporting services to twelve radio stations. If we close on our pending acquisition of The Unique Broadcasting Company Limited we will provide traffic reporting services to approximately 230 additional radio stations in the United Kingdom as well as entertainment news services to approximately 120 radio stations. Our United Kingdom operations are conducted by UK Traffic Network. Although we are a Nevada corporation with principal executive offices located in New York, New York, we do not provide, nor do we currently intend to provide traffic or news reports to radio or television stations in the United States. We may, however, provide services in the United States via mobile telephones through our Mobile Traffic Network subsidiary, but do not currently do so.
The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three categories based on the content of the report and the medium in which it is delivered. Collectively, we refer to these reports as our “information reports.”
•	Radio traffic reports: Through our information-gathering infrastructure and the use of external traffic information services, we provide daily scheduled customized traffic reports to radio stations that contract to receive our services.

•	Radio news reports: In July 2005, we began building upon our radio traffic reports platform by obtaining and selling advertising inventory embedded within radio news reports.

•	TV reports: In 2003, we began providing regularly scheduled video traffic reports to television stations. In addition, because our aircraft are often already in the air covering traffic conditions, they are often first to arrive at the scene of a breaking news story. In a strategic effort to expand our reach into the television markets, we use this on-the-scene presence to compile video footage of such breaking news, which we provide to certain television stations that contract for our regularly scheduled TV reports in markets where we produce video.
     We offer all three categories of information reports to our network affiliates in Australia, but prior to our acquisition of substantially all the assets of Wise Broadcasting Network Inc., we only provided radio traffic reports and TV reports to our network affiliates in Canada. Effective April 2, 2007, Canadian Traffic Network acquired substantially all the assets of Wise Broadcasting Network Inc., after which we commenced providing news, weather, sports and business information reports to certain of our Canadian network affiliate radio stations on a limited basis. As part of this acquisition, we also started providing content and selling advertising for various digital signage outlets, but this has not been, nor do we expect this to be, a material part of our business. Separately, we have an agreement pursuant to which we currently provide TV reports to five television stations in five of our Canadian markets. We intend to begin providing radio news reports and TV reports to our network affiliates in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves. In the United Kingdom, we currently only provide radio traffic reports. In addition to traffic reports, The Unique Broadcasting Company Limited provides entertainment news reports to radio stations in the United Kingdom.
     We currently obtain our Australian radio news advertising inventory from our news network affiliates in exchange for reimbursing them for the costs associated with their news departments and/or paying cash compensation. References to the provision of news reports in Australia throughout this report refer to our purchase from radio stations of news advertising inventory embedded in news reports that we then make available to our advertisers. The Unique Broadcasting Company Limited currently outsources its traffic and entertainment news operations to third parties.
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
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $23.7 million, or 79%, of our revenues for six months ended December 31, 2008. Of our total revenues for the period, approximately $17.7 million, or 59%, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to enter into agreements to receive commercial inventory associated with radio news reports in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating revenue in Canada in January 2006. As of December 31, 2008, we had operations in seven Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton and Winnipeg. In January 2009, we commenced operations in our eighth market, Ottawa. As we generate increased amounts of commercial airtime inventory in Australia and Canada we expect to sell such inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia.

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
     Effective July 1, 2008, UK Traffic Network began providing service under a government contract with the United Kingdom’s Highways Agency, which is an executive agency of the United Kingdom Department for Transport responsible for operating, maintaining and improving the strategic trunk road network in England on behalf of the Secretary of State for Transport. Under the terms of the contract, the Company provides traffic radio reports via digital audio broadcasting stations throughout England, with a possible expansion of the service to Scotland, Wales and Northern Ireland. Although similar to our core business in that it involves broadcasting traffic reports over radio stations, our contract with the Highways Agency differs in that it is not advertising supported. Instead of commercial airtime inventory, we are paid a fee by the Highways Agency to provide our service. Upon closing of the contemplated purchase of The Unique Broadcasting Company Limited, our United Kingdom operations will sell advertising associated with traffic and entertainment news reports on approximately 230 and 120 radio stations respectively in the United Kingdom. The acquisition is expected to close in March 2009.
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

	United Kingdom		Australia		Canada
	Leased	Owned	Leased	Owned	Leased	Owned

Fixed Wing Aircraft	0	2	2	1	2	0
Helicopters	0	0	0	4	0	7
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
Basis of Presentation
     We have derived substantially all of our revenue to date from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended December 31 and September 30, 2008 and 2007, and applicable to our balance sheet data as of December 31, 2008 and June 30, 2008 are set forth below:
Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2008	0.6654	December 31, 2008	0.7026
Three month period ended September 30, 2008	0.8875
Three month period ended December 31, 2007	0.8890
Three month period ended September 30, 2007	0.8483
		June 30, 2008	0.9586

Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2008	0.8259	December 31, 2008	0.8205
Three month period ended September 30, 2008	0.9598
Three month period ended December 31, 2007	1.0189
Three month period ended September 30, 2007	0.9566
		June 30, 2008	0.9790
United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2008	1.5681	December 31, 2008	1.4593
Three month period ended September 30, 2008	1.8921
Three month period ended December 31, 2007	2.0438
Three month period ended September 30, 2007	2.0217
		June 30, 2008	1.9923
     We estimate that the impact from currency changes on our operating results for the three and six month periods ended December 31, 2008 compared to the three and six month periods ended December 31, 2007 has been to decrease income statement amounts as follows:

	Three months	Six months
	Ended	Ended
	December 31,	December 31,
	2008	2008
	(in thousands)	(in thousands)
Australia
Revenues	$(3,609)	$(3,036)
Operating expense (exclusive of depreciation and amortization)	(1,694)	(1,411)
Sales, general & administrative expense	(715)	(595)
Canada
Revenues	(504)	(498)
Operating expense (exclusive of depreciation and amortization)	(362)	(356)
Sales, general & administrative expense	(124)	(122)
United Kingdom
Revenues	(313)	(392)
Operating expense (exclusive of depreciation and amortization)	(356)	(451)
Sales, general & administrative expense	(40)	(50)
Australia, Canada and United Kingdom combined
Net revenue	(4,426)	(3,926)
Operating expense (exclusive of depreciation and amortization)	(2,412)	(2,218)
Sales, general & administrative expense	(879)	(767)
     When discussing changes in income statement accounts from the three and six month periods ended December 31, 2007, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
     Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. Any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of our revenues and expenses. To the extent foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. As shown in the charts above, the Australian dollar has weakened significantly against the U.S. dollar since September 30, 2008.

     Should the exchange rate between the U.S. and Australian dollar remain at this level or weaken further, this weakening will continue to have an adverse impact on our reported Australian revenues, which constitute the majority of our business. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. This has occurred in Australia for the three month periods ended December 31, 2008 and 2007. Although revenue increased approximately 26.6% when measured in Australia dollars, our reported Australia revenue in U.S. dollars for the three months ended December 31, 2008 decreased approximately 5.3% from the three months ended December 31, 2007.
     Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. Over the past five fiscal years, however, the impact of seasonality has been offset by rapid revenue growth and, in certain cases, favorable exchange rate movements. As a result, our revenues for the quarter ending March 31 have exceeded our revenues for the preceding quarter ended September 30 for these fiscal years. Due to the large negative movements in exchange rates, our reported revenue in U.S. dollars for the quarter ended December 31, 2008 was less than reported revenue for the quarters ended September 30 and June 30, 2008. However, revenue for the quarter ended December 31, 2008 was greater than either of the prior two quarters when measured in local currencies. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.
     Potential Acquisition of The Unique Broadcasting Company Limited
     On February 1, 2009, UK Traffic Network entered into a definitive share purchase agreement to acquire The Unique Broadcasting Company Limited. The acquisition is expected to close in March 2009. Should the acquisition close, our revenues, operating, sales and general and administrative expenses will materially increase compared to the amounts discussed in “Results of Operations” below. Based on the management accounts of the seller, revenues for the six months ended December 31, 2009 were approximately $7.9 million and operating, sales and general and administrative expenses were approximately $8.4 million. These figures are unaudited and have not been subject to review by our independent accountants and are presented strictly to show the potential impact of the acquisition on our revenues, operating, sales and general and administrative expenses after closing. Actual post-closing results may differ substantially from those reflected in the seller’s management accounts based on a variety of factors including implementation of our company’s operating model, perceived synergies with our current United Kingdom operations and historical seasonality of the target’s business results, as well as risks identified below under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements.”
Results of Operations
Three Months Ended December 31, 2008 Compared With Three Months Ended December 31, 2007
     Revenues. Revenues increased from approximately $13.2 million for the three months ended December 31, 2007 to approximately $13.9 million for the three months ended December 31, 2008, an increase of approximately 5.3%. The increase in revenues was primarily driven by a $1.0 million increase in revenues from our United Kingdom operations, which generated revenues of $0 for the three months ended December 31, 2007. Additionally, revenues from the sale of inventory related to our Canadian operations increased approximately $0.4 million from the previous year quarter. Revenues decreased approximately $0.6 million for our operations in Australia, where revenue in Australian dollars increased approximately 27% but was more than offset by an approximately 34% decline in revenue due to the exchange rate between Australian and U.S. dollars. Our Australian radio traffic revenues decreased approximately $0.6 million, our radio news revenues increased approximately $0.4 million and revenues from our television news network decreased approximately $0.4 million. The revenue increase in Australia (when measured in local currency) was primarily due to an increase in spot rate and an increase in spots sold related to both more inventory and higher sell through. The most significant portion of the revenue increase (when measured in local currency) in Canada resulted from the sale of more advertising spots primarily due to higher sell through than during the previous period.
     Operating expenses. Operating expenses increased from approximately $7.4 million for the three months ended December 31, 2007 to approximately $8.0 million for the three months ended December 31, 2008, an increase of approximately 8.1%. Approximately $0.9 million of the increase pertained to our United Kingdom operations, the majority of which was due to the cost of providing service under our contract with the United Kingdom’s Highways Agency, which commenced July 1, 2008. In addition, operating expenses for Mobile Traffic Network were approximately $0.2 million for the three months ended December 31, 2008, whereas Mobile Traffic Network had not yet been incorporated during the prior year period. These increases in operating expenses were partially offset by reductions of approximately $0.5 million in our Australia operations and approximately $0.1 million in our Canada operations. The majority of Australia operations reduction consisted of approximately $0.5 million in traffic costs, the largest components of which was approximately $0.3 million reduction in station compensation and approximately $0.1 million reduction in employee costs. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian operating expenses increased in local currencies and the overall reduction in these markets was due to changes in exchange rates.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $3.6 million for the three months ended December 31, 2007 to approximately $3.9 million for the three months ended December 31, 2008, an increase of approximately 8.3%. Approximately $0.1 million of the increase pertains to corporate overhead, including an increase of approximately $0.1 million related to the granting of stock options and restricted stock. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $0.3 million for the three months ended December 31, 2008 and $0.2 million for the three months ended December 31, 2007. Overhead costs also increased approximately $0.1 million due to employee costs which was offset by approximately $0.1 million reduction in legal and professional expenses. Selling, general and administrative expenses decreased approximately $0.2 million in Australia mainly attributable to an approximately $0.1 million reduction in overall general and administrative costs and a decrease of approximately $0.1 million in the management fee charged by Global Traffic Network (the parent corporation). The decrease in management fee resulted entirely from changes in currency exchange rate, as the amount of the management fee in Australia dollars was unchanged, and was offset by a comparable increase on Global Traffic Network and eliminates in consolidation. Selling, general and administrative expenses decreased approximately $0.1 million in Canada. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian selling, general and administrative expenses increased in local currencies and the overall reduction in these markets was due to changes in exchange rates. Our selling, general and administrative expenses for the three months ended December 31, 2008 were approximately $0.2 million for Mobile Traffic Network, which had not yet been incorporated during the prior year period. Sales expense as a percentage of revenue in Australia increased from approximately 12.5% for the three months ended December 31, 2007 to approximately 13.3% for the three months ended December 31, 2008.
     Depreciation and amortization expense. Depreciation and amortization expense was approximately $0.4 million for each of the three months ended December 31, 2007 and 2008. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian, Canadian and United Kingdom depreciation and amortization expense increased in local currencies and was offset due to changes in exchange rates.
     Interest expense. Interest expense decreased from approximately $25,000 for the three months ended December 31, 2007 to approximately $9,000 for the three months ended December 31, 2008. The decrease was mainly due to lower amounts of debt outstanding in Australia primarily as a result of regularly scheduled principal amortization.
     Other income. Other income decreased from approximately $0.4 million for the three months ended December 31, 2007 to approximately $0.3 million for the three months ended December 31, 2008. Other income consists primarily of interest income on our cash balances and the reduction is attributable mainly to lower interest rates during the current period along with lower exchange rates in Australia.
     Income tax expense. Income tax expense increased from approximately $1.0 million for the three months ended December 31, 2007 to approximately $1.1 million for the three months ended December 31, 2008. The increase was primarily due to the increased net profit in Australia for the three months ended December 31, 2008 compared to the three month period ended December 31, 2007. The effective tax rate in Australia was 30.1% and 30.2% for the three month periods ended December 31, 2008 and 2007, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States, Canada or United Kingdom as a valuation allowance has been created for 100% of the Company’s tax loss carry forwards in those countries.
     Net income (loss). Net income decreased from approximately $1.1 million for the three months ended December 31, 2007 to net income of approximately $0.9 million for the three months ended December 31, 2008. Our decrease in net income is primarily attributable to an increase in the net loss from Global Traffic Network (the parent) resulting from higher overhead costs and reduced interest income and the start-up losses from Mobile Traffic Network. This net loss was partially offset by a sharp reduction in Canadian Traffic Network net loss and a modest increase in net income from Australia Traffic Network. As reflected in Changes in Key Operating Statistics in Local Currencies, the Australian net income increased approximately 41.3% in Australian dollars; however the majority of this increase was offset by unfavorable exchange rate changes.
     Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended December 31, 2008 and 2007 were 0.6654 and 0.8890, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$16,141	$12,754	26.6%
Operating expenses	7,575	6,167	22.8%
Selling, general and administrative expenses	3,198	2,613	22.4%
Depreciation and amortization expense	255	217	17.5%
Interest expense	13	27	(51.9)%
Other (income)	(260)	(69)	276.8%
Income tax expense	1,613	1,147	40.6%
Net income	3,747	2,652	41.3%
     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended December 31, 2008 and 2007 were 0.8259 and 1.0189, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$2,609	$1,788	45.9%
Operating expenses	1,878	1,666	12.7%
Selling, general and administrative expenses	642	618	3.9%
Depreciation and amortization expense	217	169	28.4%
Interest expense	—	—	—
Other (income)	(6)	(3)	100.0%
Income tax expense	—	—	—
Net loss	(122)	(662)	(81.6)%
     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars applicable to the three month periods ended December 31, 2008 and 2007 were 1.5681 and 2.0438, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	£659	£—	100.0%
Operating expenses	749	126	494.4%
Selling, general and administrative expenses	85	34	150.0%
Depreciation and amortization expense	28	—	100.0%
Interest expense	—	—	—
Other (income)	(2)	—	(100.0)%
Income tax expense	—	—	—
Net loss	(201)	(160)	25.6%
Six Months Ended December 31, 2008 Compared With Six Months Ended December 31, 2007
     Revenues. Revenues increased from approximately $24.1 million for the six months ended December 31, 2007 to approximately $29.9 million for the six months ended December 31, 2008, an increase of approximately 24.1%. Revenues from our Australian operations increased approximately $2.4 million. Revenues from our Australian radio network increased approximately $2.8 million and revenues from our TV network decreased approximately $0.4 million. Of the increase in revenues from the Australian radio networks, approximately $1.9 million pertained to traffic and approximately $0.9 million to news. Revenues from the sale of inventory related to our Canadian operations increased approximately $1.1 million to approximately $4.0 million. Revenues for our United Kingdom operations were approximately $2.2 million compared to $0 for the six months ended December 31, 2007. As reflected in Basis of Presentation, revenues were negatively impacted by unfavorable exchange rate movements in Australia and Canada during the three months ended December 31, 2008, which significantly offset the modest positive impact from exchange rate changes during the three months ended September 30, 2008. The most significant portion of the revenue increase in both Australia and Canada resulted from the sale of more advertising spots primarily due to a higher sell through than during the previous period.
     Operating expenses. Operating expenses increased from approximately $14.5 million for the three months ended December 31, 2007 to approximately $17.6 million for the three months ended December 31, 2008, an increase of approximately 21.4%. Approximately $0.8 million of the increase pertained to our Australian operations, of which approximately $0.4 million pertained to our traffic operations and approximately $0.3 million pertained to our news operations. The increase in expenses related to our traffic and news operations primarily resulted from an increase in station compensation. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian operating expenses increased more significantly in local currency. Increases in Canadian operating expenses in Canadian dollars were offset by a decrease in the exchange rate. Approximately $2.1 million of the increase in operating expenses related to costs incurred by UK Traffic Network, the majority of which was due to the cost of providing service under our contract with the United Kingdom’s Highways Agency, which commenced July 1, 2008. Our operating expenses for Mobile Traffic Network were approximately $0.3 million for the six months ended December 31, 2008. Mobile Traffic Network had not yet been incorporated during the prior year period.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $7.0 million for the six months ended December 31, 2007 to approximately $8.1 million for the six months ended December 31, 2008, an increase of approximately 15.7%. Approximately $0.3 million of the increase pertains to corporate overhead, including an increase of approximately $0.25 million related to the granting of stock options and restricted stock. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $0.6 million for the six months ended December 31, 2008 and $0.3 million for the six months ended December 31, 2007. Overhead costs also increased approximately $0.25 million due to employee costs, which was partially offset by approximately $0.1 million decrease in legal and professional. Selling, general and administrative expenses in Australia increased approximately $0.2 million mainly due to approximately $0.4 million higher sales personnel costs primarily associated with increased sales during the period which were partially offset by approximately $0.1 million decrease in general and administrative costs and approximately $0.1 million decrease in the management fee due Global Traffic Network. This decrease in management fees was solely due to currency exchange rate changes and was offset by a comparable increase on Global Traffic Network and eliminated in consolidation. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian selling, general and administrative expenses increased more significantly in local currencies. Selling, general and administrative expenses in Canada decreased approximately $0.1 million. Canadian selling, general and administrative expenses were practically flat in local currency. Our selling, general and administrative expenses for the six months ended December 31, 2008 for Mobile Traffic Network were approximately $0.4 million, which had not yet been incorporated during the prior year period. Sales expense as a percentage of revenue in Australia increased from approximately 13.0% for the six months ended December 31, 2007 to approximately 13.7% for the six months ended December 31, 2008.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $0.7 million for the six months ended December 31, 2007 to approximately $0.8 million for the six months ended December 31, 2008.
     Interest expense. Interest expense decreased from approximately $50,000 for the six months ended December 31, 2007 to approximately $25,000 for the six months ended December 31, 2008. The decrease was mainly due to lower amounts of debt outstanding in Australia primarily as a result of regularly scheduled principal amortization.
     Other income. Other income decreased from approximately $0.8 million for the six months ended December 31, 2007 to approximately $0.7 million for the six months ended December 31, 2008. Other income consists primarily of interest income on our cash balances and the reduction was primarily due to lower interest rates in the current period along with lower exchange rates in Australia.
     Income tax expense. Income tax expense increased from approximately $1.7 million for the six months ended December 31, 2007 to approximately $2.2 million for the six months ended December 31, 2008. The increase was primarily due to the increased net profit in Australia for the six months ended December 31, 2008 compared to the six month period ended December 31, 2007. The effective tax rate in Australia was 30.1% and 30.3% for the six month periods ended December 31, 2008 and 2007, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States, Canada or United Kingdom as a valuation allowance has been created for 100% of the Company’s tax loss carry forwards in those countries.
     Net income (loss). Net income increased from approximately $1.0 million for the six months ended December 31, 2007 to net income of approximately $1.7 million for the six months ended December 31, 2008. Our increase in net income is attributable to Australia Traffic Network’s operations, which increased net income from approximately $3.9 million for the six month period ended December 31, 2007 to approximately $5.2 million for the six month period ended December 31, 2008. As reflected in Changes in Key Operating Statistics in Local Currencies, the Australian net income increased approximately 51.7% in Australian dollars; however this increase was offset partially offset by unfavorable exchange rate changes for the three months ended December 31, 2008.
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

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$30,758	$24,438	25.9%
Operating expenses	14,802	12,361	19.7%
Selling, general and administrative expenses	6,260	5,312	17.8%
Depreciation and amortization expense	490	438	11.9%
Interest expense	31	57	(45.6)%
Other (income)	(522)	(138)	278.3%
Income tax expense	2,917	1,940	50.4%
Net income	6,780	4,468	51.7%
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

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	$4,529	$2,906	55.8%
Operating expenses	3,749	3,294	13.8%
Selling, general and administrative expenses	1,211	1,229	(1.5)%
Depreciation and amortization expense	415	319	30.1%
Interest expense	—	—	—
Other (income)	(8)	(15)	(46.7)%
Income tax expense	—	—	—
Net loss	(838)	(1,921)	(56.4)%
     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars for each of the applicable periods is set forth in the Executive Overview section of Management Discussion and Analysis of Financial Condition and Results of Operations under the heading “Basis of Presentation”.

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2008	2007	(Decrease)
	(In thousands)	(In thousands)
Revenue	£1,272	£—	100.0%
Operating expenses	1,481	226	555.3%
Selling, general and administrative expenses	159	73	117.8%
Depreciation and amortization expense	49	—	—
Interest expense	—	—	—
Other (income)	(5)	(1)	400.0%
Income tax expense	—	—	—
Net loss	(412)	(298)	38.3%
Liquidity and Capital Resources
     At December 31, 2008, the Company’s primary source of liquidity was cash and cash equivalents of approximately $32.7 million. At December 31, 2008, the Company also had approximately $1.4 million available under its overdraft credit line. The overdraft credit line is denominated in Australia dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at December 31, 2008.
     Operating activities. Cash provided by operating activities was approximately $0.7 million for the six months ended December 31, 2008, due mainly to positive net income adjusted for non-cash expenses that was offset to a significant degree by negative changes in working capital. The largest use of working capital was an increase in accounts receivable related to the increased billing for the period. Other significant uses of working capital included an increase in prepaid expenses and other assets, mainly related to a large prepayment of an affiliate contract and the costs related to pursuing our potential acquisition in the United Kingdom and income taxes payable as our Australian income taxes due for fiscal 2008 were paid during the period. These uses of working capital were partially offset by an increase in accounts payable.
     Investing activities. Cash used in investing activities was approximately $1.0 million for the six month period ended December 31, 2008. The cash used for investing activities was for capital expenditures, the majority of which was for the acquisition of a helicopter in Canada.
     Financing activities. Cash used in financing activities was approximately $0.3 million for the six months ended December 31, 2008, due primarily to regularly scheduled principal amortization of the outstanding debt balances.
     Effect of exchange rate changes. Cash and cash equivalents were reduced approximately $4.3 million for the six months ended December 31, 2008 due primarily to the significant weakening of the Australian dollar as a significant portion of our cash and cash equivalents are denominated in Australia dollars.

     On February 1, 2009, we entered into a share purchase agreement to acquire The Unique Broadcasting Company Limited for an initial payment of approximately $13.1 million. The purchase is expected to close in March 2009. In addition, the seller will be entitled to a contingent payment based on 2009 revenue payable in 2010 of up to approximately $8.0 million and additional uncapped contingent payments based on 2010 and 2011 revenue payable in 2011 and 2012, respectively. The 2009 contingent payment ranges from approximately $1.5 million for revenue of approximately $16.0 million to approximately $8.0 million for revenue in excess of approximately $19.7 million dollars. The uncapped contingent payments consist of 50% of the revenue in excess of approximately $17.4 million for 2010 and $18.1 million for 2011, respectively. All of the payments are denominated in British pounds and have been translated based on a recent exchange rate.
     We believe our cash and cash equivalents on hand and our overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by the us. However, our capital requirements depend on many factors, including, without limitation, the amount, if any, of cash provided by our operating activities, the nature and pace of our contemplated expansion in the United Kingdom (including an acquisition of The Unique Broadcasting Company Limited, should this be consummated), the occurrence and timing of any expansion efforts in new geographic markets, the cost associated with development and commercialization of Mobile Traffic Network’s mobile telephone technology and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission.
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

Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.3 million on annual basis based on the balances at December 31, 2008. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. Our total outstanding long-term debt as December 31, 2008 was approximately $0.5 million. All of our outstanding long-term debt as of December 31, 2008 was subject to fixed interest rates. We had no money outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk.
Foreign Currency Exchange Risk
     We have significant foreign subsidiaries located in Australia, Canada and the United Kingdom. The assets and liabilities of these subsidiaries are denominated in Australian dollars, Canadian dollars and British pounds, respectively, and as such are translated into United States dollars. Income statement amounts are translated from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity investments are converted based on the exchange rate at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. We do not currently hedge for currency fluctuations with our foreign subsidiaries. Since September 30, 2008, the U.S. dollar has significantly strengthened in relation to the Australian dollar, Canadian dollar and British pound. The impact on us has been most notable against the Australian dollar, which is currently our only profitable foreign subsidiary and in which a material portion of our cash balances are denominated.
Accounts receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue. However, one advertising agency that represents a number of our advertising clients constituted approximately 11% of our revenues for the six months ended December 31, 2008 and approximately 10% of our net accounts receivable as of December 31, 2008.
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
     As of September 30, 2008, the Company had remaining proceeds from the initial public offering of approximately $4.1 million. During the quarter ended December 31, 2008, the Company used approximately $1.8 million for working capital. As of December 31, 2008, the Company had remaining proceeds from the initial public offering of approximately $2.3 million.

Item 5. Other Information.
     Results of Operations and Financial Condition.
     The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On February 9, 2009, Global Traffic Network, Inc. issued a press release reporting the financial results for its second fiscal quarter ended December 31, 2008. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated February 9, 2009.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2009	By:	/s/ William L. Yde III
		Name:	William L. Yde III
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 9, 2009	By:	/s/ Scott E. Cody
		Name:	Scott E. Cody
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated February 9, 2009.