Form 10-K/A
period 2008-06-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2009-03-27
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)

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
     As of March 23, 2009, the registrant had 18,264,834 shares of common stock outstanding.

SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Global Traffic Network, Inc. (the “Company”) for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on September 9, 2008 (the “Original 10-K”). This Amendment No. 1 is being filed for the sole purpose of correcting the certifications required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”), and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (the “906 Certifications”), certain provisions of which contained typographical errors when the Original 10-K was filed on September 9, 2008. The amended 302 Certifications and 906 Certifications are being filed in their entirety as Exhibits 31.1, 31.2 and 32.1 to this Amendment No. 1. The 906 Certifications are also being furnished in accordance with Rule 12b-15 of the Exchange Act of 1934, as amended.
     Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original 10-K and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to September 9, 2008. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K. The filing of this Amendment No. 1 shall not be deemed an admission that the Original 10-K, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.
Date: March 27, 2009	By:	/s/ Scott E. Cody
Scott E. Cody
Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.