Form 10-Q
period 2009-03-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2009-05-11
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2009, the registrant had 18,264,834 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents	$19,576	$37,541
Accounts receivable net of allowance for doubtful accounts of $182 and $292 at March 31, 2009 and June 30, 2008	12,752	13,355
Prepaids and other current assets	1,076	961
Deferred tax assets	189	262

Total current assets	33,593	52,119

Property and equipment, net	7,130	8,964
Intangibles	16,808	418
Deferred tax assets	109	141
Other assets	458	960

Total assets	$58,098	$62,602

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$9,757	$8,067
Deferred revenue	795	1,293
Income taxes payable	1,755	3,186
Current portion of long term debt	275	459

Total current liabilities	12,582	13,005
Long term debt, less current portion	120	482
Deferred tax liabilities	3,029	—
Other liabilities	289	389

Total liabilities	16,020	13,876

Common stock, $.001 par value; 100,000,000 shares authorized; 18,264,834 shares issued and outstanding as of March 31, 2009 and 18,156,133 shares issued and outstanding as of June 30, 2008	18	18
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of March 31, 2009 and June 30, 2008	—	—
Additional paid in capital	49,868	49,015
Accumulated other comprehensive (loss) income	(4,597)	2,866
Accumulated deficit	(3,211)	(3,173)

Total shareholders’ equity	42,078	48,726

Total liabilities and shareholders’ equity	$58,098	$62,602

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$12,462	$12,216	$42,366	$36,357

Operating expenses (exclusive of depreciation and amortization shown separately below)	9,670	7,687	27,302	22,140
Selling, general and administrative expenses	3,655	3,965	11,760	10,996
Depreciation and amortization expense	602	385	1,443	1,081

Net operating (loss) income	(1,465)	179	1,861	2,140
Interest expense	7	21	32	71
Other (income) (including interest income of $167 and $426 for the three months ended March 31, 2009 and 2008 and interest income of $878 and $1,224 for the nine months ended March 31, 2009 and 2008)	(190)	(429)	(911)	(1,242)
Other expense	—	11	41	12

Net (loss) income before income taxes	(1,282)	576	2,699	3,299
Income tax expense	502	800	2,737	2,503

Net (loss) income	$(1,784)	$(224)	$(38)	$796

(Loss) income per common share:
Basic	$(0.10)	$(0.01)	$0.00	$0.05
Diluted	$(0.10)	$(0.01)	$0.00	$0.05
Weighted average common shares outstanding:
Basic	18,068,909	18,051,867	18,057,092	17,482,727
Diluted	18,068,909	18,051,867	18,057,092	17,578,102
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(38)	$796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,443	1,081
Allowance for doubtful accounts	(110)	229
Non-cash compensation expense	876	489
Loss on disposal of assets	41	—

Changes in assets and liabilities (net of effects from purchase of controlled entity):
Accounts receivable	659	(2,017)
Deferred taxes, net	(76)	(24)
Prepaid and other current assets and other assets	(709)	(497)
Accounts payable and accrued expenses and other liabilities	333	1,803
Deferred revenue	(208)	573
Income taxes payable	(582)	1,193

Net cash provided by operating activities	1,629	3,626

Cash flows from investing activities:
Purchase of property and equipment	(1,550)	(2,495)
Purchase of a business	(13,019)	—
Intangibles — software development	—	(80)

Net cash used in investing activities	(14,569)	(2,575)

Cash flows from financing activities:
Repayment of long term debt	(303)	(510)
Shares repurchased and retired	(23)	—
Proceeds from follow-on offering of stock, net	—	29,711

Net cash (used in) provided by financing activities	(326)	29,201

Effect of exchange rate changes on cash and cash equivalents	(4,699)	630

Net (decrease) increase in cash and cash equivalents	(17,965)	30,882
Cash and cash equivalents at beginning of fiscal period	37,541	7,278

Cash and cash equivalents at end of fiscal period	$19,576	$38,160

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$32	$71

Income taxes	$3,158	$1,305

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts unless noted)
Information as of March 31, 2009 and 2008 and for the three and nine months ended March 31,
2009 and 2008 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (“Global Delaware”) was a Delaware corporation formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of Global Delaware’s formation, ATN was a separate entity controlled by the same shareholders that controlled Global Delaware. On December 13, 2005, Global Delaware entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which Global Delaware exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of Global Delaware’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of Global Delaware. On October 19, 2006, the Company formed a wholly-owned subsidiary, Global Traffic Network (UK) Limited (“UKTN”), to operate the Company’s business in the United Kingdom. On December 12, 2007, Global Delaware formed a wholly-owned subsidiary, Global Traffic Network, Inc., a Nevada corporation (“Global Nevada”), for the purpose of changing Global Delaware’s state of incorporation from Delaware to Nevada. On February 26, 2008, Global Delaware merged with and into Global Nevada, with Global Nevada remaining as the surviving corporation. All references to the Company pertain to Global Delaware for time periods prior to the merger and pertain to Global Nevada for time periods following the merger. On March 7, 2008, the Company formed a wholly owned subsidiary, Mobile Traffic Network, Inc. (“MTN”), to conduct non-broadcast operations of the Company related to its mobile telephone technology. On March 1, 2009, UKTN acquired all the outstanding stock of The Unique Broadcasting Company Limited (“Unique”) which became a wholly owned subsidiary of UKTN. Concurrent with the acquisition, the Company changed the name of Unique to Global Traffic Network (UK) Commercial Limited (“UKTN-C”).
     The Company provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada, provides traffic and entertainment news information reports to radio stations in the United Kingdom, provides news information reports to radio stations in Canada and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives a substantial majority of its revenues from the sale of commercial advertising embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation.
NOTE 2 — Basis of Presentation
     The accompanying consolidated balance sheet as of March 31, 2009, the consolidated statements of income for the three and nine month periods ended March 31, 2009 and 2008, and the consolidated statements of cash flows for the nine month periods ended March 31, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the financial position, the results of operations and cash flows for the periods presented and have been prepared in a manner consistent with the audited financial statements for the year ended June 30, 2008. Any adjustments were of a normal and recurring nature. Results of operations for interim periods are not necessarily indicative of annual results. The consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated balance sheet included in the Company’s annual report on Form 10-K. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission.
     The consolidated financial statements consist of the Company and its four wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, UKTN, including its wholly owned subsidiary UKTN-C, and MTN. As of July 5, 2005, the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of October 19, 2007, the consolidated financial statements consisted of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of March 7, 2008, the consolidated financial statements consist of the Company, ATN, UKTN, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. As of March 1, 2009, the consolidated financial statements consist of the Company, ATN, MTN, GTC, as well as GTC’s wholly owned subsidiary CTN, UKTN as well UKTN’s wholly owned subsidiary UKTN-C. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at March 31, 2009 and June 30, 2008.
NOTE 3 — Earnings per Share
     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended March 31, 2009 and 2008, there were common equivalent shares outstanding due to outstanding stock options of 880,900 and 892,500, respectively, restricted common shares of 173,332 and 30,000, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares that expires March 23, 2011.

As a result of the Company’s net loss for the three month periods ended March 31, 2009 and 2008 and the nine months ended March 31, 2009, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share. For the nine month period ended March 31, 2008, 230,000 stock options with exercise prices between $6.80 and $7.05, respectively were excluded from the calculation of diluted shares outstanding because they were anti-dilutive.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Basic Shares Outstanding	18,068,909	18,051,867	18,057,092	17,482,727
Stock Options, Warrants & Restricted Stock	N/A	N/A	N/A	95,375
Diluted Shares Outstanding	18,068,909	18,051,867	18,057,092	17,578,102
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and provides guidance on how to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company expects to adopt SFAS 141(R) on July 1, 2009 and does not expect the provisions of SFAS 141(R) to have a material impact on its consolidated financial position or results of operations. The Company’s acquisition of The Unique Broadcasting Company Limited (see Note 14) occurred prior to the Company’s adoption of SFAS 141(R) and will not be subject to the provisions of SFAS 141(R), including any contingent consideration paid after the adoption of SFAS 141(R).
     In February 2008, the FASB issued FASB Staff Position on Statement 157, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for all non-financial assets and liabilities that are not re-measured at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of FSP No. 157-2 but does not expect it will have a material impact on our consolidated financial statements. We applied SFAS No. 157 to all other fair value measurements effective July 1, 2008. This adoption did not have a material effect on our consolidated financial statements.
NOTE 5 — Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance. Furthermore, a substantial majority of the Company’s cash balances is held in one financial institution located in Australia. In addition, a majority of the Company’s cash is maintained in foreign currencies, which additionally is subject to currency exchange rate fluctuation risk.

	March 31,	June 30,
	2009	2008
Cash and cash equivalents consist of the following:
Domestic	$1,707	$22,435
Foreign	17,869	15,106

Total cash and cash equivalents	$19,576	$37,541
     Money market investments with a fair value of $647 are included in cash and cash equivalents as of March 31, 2009. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1 as defined by SFAS No. 157.
NOTE 6 — Major Suppliers
     Approximately 22% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At March 31, 2009, trade payables to this supplier comprised approximately 29% of the Company’s trade payables balance.

     Approximately 20% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia. Radio commercial advertising inventory is received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and a two year agreement effective February 1, 2009 with this supplier to receive radio news commercial airtime inventory. At March 31, 2009, trade payables to this supplier comprised approximately 9% of the Company’s trade payables balance.
     Almost half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 65% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenues. The Company’s provision of traffic reports to 24 of these radio stations in seven Canadian markets is governed by a four year agreement effective January 1, 2009. At March 31, 2009, trade payables to this supplier comprised approximately 11% of the Company’s trade payables balance.
NOTE 7 — Comprehensive (Loss) Income
     Comprehensive (loss) income is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Nine	Nine
	months	months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Net (loss) income	$(38)	$796
Foreign currency translation adjustment	(7,463)	894

Comprehensive (loss) income	$(7,501)	$1,690
NOTE 8 — Income Taxes
     Tax expense for the nine months ended March 31, 2009 and 2008 was $2,737 and $2,503, respectively. The effective tax rate for the nine months ended March 31, 2009 and 2008 was 101.4 % and 75.9%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to valuation allowances of $1,071 and $1,698 established for the periods ended March 31, 2009 and 2008 as well as permanent differences. The increase in the valuation allowance for the period ending March 31, 2009 relates primarily to losses pertaining to Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) and MTN, which file a consolidated tax return. The Company realized a tax benefit of $60 due to amortization of the deferred tax liability that was established due to the acquisition of Unique. The initial amount of this tax liability was $4,342 and the current carrying value is $4,282. The Company has not recorded any other tax benefit for the periods ended March 31, 2009 and 2008 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN and CTN, as well as certain deferred tax assets of UKTN at March 31, 2009 and 2008 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent the Company determines that the deferred tax assets will more likely than not be realized. The Company had tax carried forward losses (prior to the valuation allowance) of $5,844 and $3,862 as of March 31, 2009 and June 30, 2008, respectively. A substantial majority of these tax carried forward losses are related to the Company’s foreign operations. The Company recorded a deferred tax asset of $1,252 during the period associated with the net operating losses of Unique which the Company acquired March 1, 2009. The Company has not recorded a valuation allowance against this deferred tax asset since it believes it is more likely than not that it will be able to utilize these net operating losses against future taxable income of UKTN-C. The Company will continue to assess this position and, if necessary, establish a valuation allowance in order that the net carrying value of the deferred tax asset approximates its net realizable value.

	March 31,	June 30,
	2009	2008
Tax carried forward losses	$5,844	$3,862
Other deferred tax assets	1,154	944

Total deferred tax assets	6,998	4,806
Total deferred tax liabilities	4,295	40

Net deferred tax assets before valuation allowance	2,703	4,766
Valuation allowance	(5,434)	(4,363)

Net deferred tax assets (liabilities)	$(2,731)	$403

NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consists of the following as of March 31, 2009:

March 31,
2009
Year 1	$520
Year 2	436
Year 3	367
Year 4	310
Year 5	179
Thereafter	175

Total	$1,987
     Total rent expense charged to expenses in the accompanying statements of income for the three and nine months ended March 31, 2009 and 2008 was $222, $194, $590 and $562, respectively. Rent expense on an annualized basis exceeds the rental commitments primarily due to many of the operations and hangar arrangements being short term in nature.
     The Company generally enters into multi-year contracts with radio and television stations. These contracts require the Company to provide various levels of service (including, but not limited to providing professional broadcasters, gathering information, communications and aviation services) and, in some cases, cash compensation or reimbursement of expenses. Station compensation and reimbursement is a component of operating expense and is recognized over the term of the applicable contracts, which is not materially different than when the services are performed.
Contractual station commitments by year and in the aggregate are as follows:

As of
March 31,
2009
Year 1	$27,096
Year 2	23,348
Year 3	17,107
Year 4	8,028
Year 5	—
Thereafter	—

Total	$75,579
The Company’s UKTN-C subsidiary outsources the majority of its radio traffic and entertainment news operations pursuant to contracts with unrelated third parties. These expenses are a component of operating expense and are recognized over the term of the applicable contracts, which is not materially different than when the services are provided. The minimum future payments under these contracts are as follows:

As of
March 31,
2009
Year 1	$2,836
Year 2	2,693
Year 3	2,693
Year 4	2,020
Year 5	—
Thereafter	—

Total	$10,242
NOTE 10 — Stock based compensation
     At its annual stockholders’ meeting held February 26, 2009, the Company’s stockholders approved the Company’s adoption of an Amended and Restated 2005 Stock Incentive Plan (the “Plan”) that includes, among other things, an additional 600,000 shares reserved for issuance under the Plan, increasing the total shares authorized for issuance under the Plan to 1,800,000. Stock options and restricted stock that are issued, outstanding or available for future issuance under the Plan are summarized below:

As of
March 31,
2008
Shares authorized under plan	1,800,000
Stock options outstanding	(880,900)
Stock options exercised	(24,934)
Restricted shares outstanding	(173,332)
Restricted shares converted into common shares upon lapse of restrictions	(36,668)

Shares available for issuance under plan	684,166

     Stock Options
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions (no stock options were granted during the three months ended March 31, 2009):

	Three months	Nine months
	Ended	Ended
	March 31,	March 31,
	2009	2009
Risk-free interest rate	—	2.71%
Volatility factor	—	61.02%
Weighted volatility	—	61.02%
Dividend yield	—	—
Option price	—	$6.05
Weighted average expected life of options	—	6 years
Weighted average grant date fair value per share	—	$3.52
     The Company’s outstanding stock options as of March 31, 2009 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2008	902,500	$5.83	—	$—	$—
Grants	10,000	$6.05	—	35	—
Exercised	(21,600)	$4.80	—	—	$97
Forfeitures/expirations	(10,000)	$5.25	—	(32)	—
Balance, March 31, 2009	880,900	$5.57	7.88 years	$2,633	$—
Exercisable, March 31, 2009	545,078	$5.27	7.59 years	$1,462	$—
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of March 31, 2009 is $2,633. As of March 31, 2009 there was $996 of total unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.7 years. This expense assumes that there will be no forfeitures, which assumption is based on the positions of the option recipients within the Company and the low number of past forfeitures. Since the Plan was adopted, the largest previous forfeiture was due to an outside director becoming an employee of the Company. In such instance, the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the nine months ended March 31, 2009 and 2008 is $608 and $485, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of March 31, 2009.
     There were no common stock equivalents due to stock options for the three month periods ending March 31, 2009 and 2008 and the nine months ended March 31, 2009. There were common stock equivalents due to stock options of 56,106 for the nine month period ended March 31, 2008.
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

     The following table summarizes the restricted stock activity for the nine month period ended March 31, 2009.

		Nine months
		ended
		March 31, 2009
		Weighted
		Average Grant
		Date Fair
		Value
	Shares	Per Share
Unvested, beginning of period	110,000	$8.57
Grants	100,000	4.41
Converted to common stock upon lapse of restrictions	(36,668)	—
Forfeited	—	—
Unvested, end of period	173,332	$6.17
     As of March 31, 2009, there was $1,027 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.4 years. Total compensation expense with regards to restricted stock for the nine month periods ended March 31, 2009 and 2008 was $268 and $4, respectively and is included in selling, general and administrative expenses.
NOTE 11 — Related Party Transactions
     The Company employs and/or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the nine month periods ended March 31, 2009 and 2008, the Company had expenses associated with these related entities of $720 and $657 respectively. The majority of these payments pertain to salaries and bonuses paid to these stockholders and their relatives for their services to the Company.
NOTE 12 — Intangible Assets
     Intangible assets reflected on the balance sheet primarily consist of the following:

	Weighted
	Average
	Amortization
	Period
	(Years)	March 31, 2009	June 30, 2008
Station contracts	10 years	$11,238	$261
Radio advertising contracts	4 years	2,149	—
Non-competition agreement	3 years	2,087	—
Mobile phone intellectual property	3 years	110	120
Aircraft license acquisition costs	N/A	27	37
Goodwill	N/A	1,197	—

Total intangible assets	N/A	$16,808	$418
     Station contracts consist of the fair value of station affiliate contracts acquired from Wise Broadcasting Network, Inc. (“Wise”) by CTN (the purchase of which was consummated April 2, 2007) and the acquisition of Unique on March 1, 2009 (see Note 14). The Wise station contracts and Unique station contracts are amortized on a straight line basis over the estimated useful life of five years and ten years, respectively. Radio advertising contracts and non-competition agreement also relate to the acquisition of Unique. Radio advertising contracts are amortized on a straight line basis over the estimated useful life of four years and the non-competition agreement is amortized on a straight line basis over three years which is the contractual term of the non-competition agreement. Mobile phone intellectual property consists of payments to the developer of MTN’s passive alerting technology for which MTN has applied for patent protection and is being amortized on a straight line basis over three years. The aircraft license acquisition costs consist of costs relating to obtaining aircraft operating certificates and licenses in Australia. Due to the long term and indefinite nature of the aircraft license acquisition costs, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of March 31, 2009 and June 30, 2008, there was no impairment of this asset.

Acquired intangible assets

	As of March 31, 2009		As of June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets

Station contracts	$11,448	$210	$353	$92
Radio advertising contracts	2,194	45	—	—
Non-competition agreement	2,147	60	—	—

Total	$15,789	$315	$353	$92

Estimated future amortization expense relating to acquired
intangible assets:	Total
For the year period ended March 31, 2010	$2,437
For the year period ended March 31, 2011	$2,437
For the year period ended March 31, 2012	$2,376
For the year period ended March 31, 2013	$1,619
For the year period ended March 31, 2014	$1,116
NOTE 13 — Segment Reporting
     The Company operates primarily in three geographic areas, Australia, United Kingdom and Canada, through its wholly owned subsidiaries ATN, UKTN and GTC, which operates through its wholly owned subsidiary, CTN. Select income statement information and capital expenditures for the three and nine months ended March 31, 2009 and 2008 and select balance sheet information as of March 31, 2009 and 2008 is provided below. The All Other category consists primarily of MTN and corporate overhead and assets of GTN.
Australia

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Revenues	$8,803	$10,745	$32,516	$31,995
Interest expense	7	21	32	71
Interest income	120	159	566	276
Depreciation & amortization expense	170	207	548	587
Income tax expense	555	786	2,786	2,478
Segment profit	1,316	1,822	6,502	5,720
Expenditure for property and equipment	111	195	367	239
Expenditure for intangible assets	—	—	—	—

	March 31,	March 31,
	2009	2008
Segment assets	$26,653	$24,671
Current assets	23,729	20,868
Property & equipment (net)	2,346	3,480
Deferred tax assets, net	298	359
Segment liabilities	7,728	10,805

Canada

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Revenues	$1,079	$1,471	$5,076	$4,362
Interest expense	—	—	—	—
Interest income	—	1	1	7
Depreciation & amortization expense	176	173	546	489
Income tax expense	—	—	—	—
Segment loss	(1,371)	(939)	(2,161)	(2,817)
Expenditure for property and equipment	393	744	1,021	1,866
Expenditure for intangible assets	—	—	—	—

	March 31,	March 31,
	2009	2008
Segment assets	$6,698	$7,262
Current assets	2,379	2,462
Property & equipment (net)	4,137	4,513
Deferred tax assets, net	—	—
Segment liabilities	1,351	797
United Kingdom

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Revenues	$2,580	$—	$4,774	$—
Interest expense	—	—	—	—
Interest income	13	1	17	2
Depreciation & amortization expense	240	5	324	5
Income tax expense	(60)	—	(60)	—
Segment loss	(372)	(542)	(1,086)	(1,148)
Expenditure for property and equipment	29	384	134	390
Expenditure for intangible assets	—	—	—	—

	March 31,	March 31,
	2009	2008
Segment assets	$22,728	$1,088
Current assets	5,633	702
Property & equipment (net)	593	386
Deferred tax assets (liabilities), net	(3,029)	—
Segment liabilities	6,110	268
All Other

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Revenues	$—	$—	$—	$—
Interest expense	—	—	—	—
Interest income	34	265	294	939
Depreciation & amortization expense	16	—	25	—
Income tax expense	7	14	11	25
Segment loss	(1,357)	(565)	(3,293)	(959)
Expenditure for property and equipment	—	—	28	—
Expenditure for intangible assets	—	80	—	80

	March 31,	March 31,
	2009	2008
Segment assets	$2,019	$26,208
Current assets	1,852	26,128
Property & equipment (net)	54	—
Deferred tax assets, net	—	—
Segment liabilities	831	636
Total

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31
	2009	2008	2009	2008
Revenues	$12,462	$12,216	$42,366	$36,357
Interest expense	7	21	32	71
Interest income	167	426	878	1,224
Depreciation & amortization expense	602	385	1,443	1,081
Income tax expense	502	800	2,737	2,503
Net (loss) profit	(1,784)	(224)	(38)	796
Expenditure for property and equipment	533	1,323	1,550	2,495
Expenditure for intangible assets	—	80	—	80

	March 31,	March 31,
	2009	2008
Assets	$58,098	$59,229
Current assets	33,593	50,160
Property & equipment (net)	7,130	8,379
Deferred tax assets (liabilities), net	(2,731)	359
Liabilities	16,020	12,506
     The Company offers four primary products in the markets in which it operates. The products consist of radio traffic advertising commercials, radio news advertising commercials, television advertising commercials and government services relating to traffic. Not all products are offered in all markets or in all periods covered by the financial statements. These products are not operated as separate segments but are the responsibility of the regional management of the various segments outlined above.

	Traffic	News	Television	Government	Total
Revenues
Nine months ended March 31, 2009	$30,651	$6,039	$2,607	$3,069	$42,366
Nine months ended March 31, 2008	$27,515	$5,372	$3,470	$—	$36,357
NOTE 14 — Acquisition of The Unique Broadcasting Company Limited
Effective March 1, 2009, the Company and UKTN completed an acquisition of 100% of the outstanding ordinary shares of Unique from UBC Media Group plc (“UBC”) for an initial payment of £9 million (approximately $12.9 million), plus three potential contingent payments based on performance for the calendar years 2009, 2010 and 2011. For 2009, UBC will be entitled to receive an earn-out payment of up to £5.5 million (approximately $8.0 million) based on revenue of the acquired business generated during 2009. UBC will be entitled to a £1.0 million payment (approximately $1.5 million) if the acquired business generates 2009 revenue of at least £11.0 million (approximately $16.0 million). The amount of the payment will increase based on a graduated schedule of 2009 revenue, up to a maximum of £5.5 million (approximately $8.0 million) if the acquired business generated 2009 revenues of £13.6 million (approximately $19.7 million) or greater. For each of 2010 and 2011, UBC Media Group will be entitled to receive earn-out payments equal to 50% of the amount by which revenue from the acquired business exceeds £12.0 million (approximately $17.4 million) and £12.5 million (approximately $18.1 million), respectively. The closing date purchase price will be adjusted upwards or downwards by the amount that Unique’s working capital exceeds or is less than
£0.04 million (approximately $0.06 million) as of the closing date. The final working capital is expected to be finalized 90 days after the closing date. Unique provides traffic and entertainment news information to radio stations throughout the United Kingdom in exchange for commercial airtime inventory that it in turn sells to advertisers, in a business model similar to that of ATN and CTN. As a result of the acquisition, the Company expects to be the leading provider of traffic reporting services to radio stations in the United Kingdom.
The Company accounts for business acquisitions using the purchase method of accounting as prescribed SFAS No. 141, “Business Combinations”. Under the purchase method, the results of an acquired business are included in the Company’s financial statements from the date of acquisition. The assets acquired and the liabilities assumed are recorded at their respective estimated fair values at closing, with any excess of the purchase price over the estimated fair value of the net assets acquired (including identifiable intangible assets) being recorded as goodwill. The results of operations for Unique have been included in the Company’s statement of income since the acquisition date of March 1, 2009.
The Company has employed the income method to estimate the fair value of intangible assets, which is based on forecasted expected future cash flows related to the respective intangible assets. Significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. The fair value calculations are based on historical performance and projections of future performance based on management assumptions. The Company believes that these assumptions and projections are reasonable, but are subject to a great deal of uncertainty and the valuations of the intangible assets may be different under different assumptions.

A summary of the preliminary purchase price allocation is as follows, subject to finalization in future periods (amounts in thousands):

Current Assets	$3,953
Intangible asset — Station Contracts	11,162
Intangible asset — Non-competition agreement	2,147
Intangible asset — Radio advertising contracts	2,194
Goodwill	1,197

Total assets acquired	20,653
Current liabilities assumed	3,895
Deferred tax liability, net	3,089

Net assets acquired	13,669
Less: Acquisition costs	778
Add: Translation adjustment	41

Cash consideration	12,932
Because the Company purchased the stock of Unique, it will not be able to deduct any of the amortization of the purchase price for income tax purposes. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company has established a deferred tax liability equal to the estimated tax effect of the intangible asset amortization. This deferred tax liability will be amortized over the lives of the intangible assets, excluding goodwill.
Finite lived intangible assets are amortized on a straight line basis. The following are the intangible assets acquired and their respective amortizable lives (amounts in thousands):

		Amortization
		Period
	Amount	(Years)
Station contracts	$11,162	10 years
Radio advertising contracts	2,194	4 years
Non-competition agreement	2,147	3 years

Total intangible assets with finite lives	$15,503
Pro Forma Income Statement Information
The following table presents selected unaudited financial income statement information including the acquisition of Unique as if the acquisition had occurred July 1, 2007. The pro forma results are not necessarily indicative of what the operating results would have been had the acquisition occurred at this date nor are they necessarily indicative of future performance (amounts in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Pro Forma revenues	$15,897	$17,915	$53,343	$51,693
Pro Forma net loss	$(1,770)	$(430)	$(1,370)	$(312)
Pro forma net loss per share — basic and diluted	$(0.10)	$(0.02)	$(0.08)	$(0.02)

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
Executive Overview
     Our Company and Its Subsidiaries
     Global Traffic Network, Inc., a Delaware corporation (the “Global Delaware”) was established on May 16, 2005 to be a holding company. On December 12, 2007, we formed a wholly-owned subsidiary, Global Traffic Network, Inc., a Nevada corporation (“Global Nevada”), for the purpose of changing Global Delaware’s state of incorporation from Delaware to Nevada. On February 26, 2008, Global Delaware merged with and into Global Nevada, with Global Nevada remaining as the surviving corporation. Aside from the state of incorporation, there were no substantive changes to the Company’s business, management, employees, headquarters, benefit plans, assets, liabilities or net worth (other than immaterial costs incident to the reincorporation) as a result of the merger. All references in this report to the “Company” refer to Global Delaware for time periods prior to the merger and to Global Nevada for time periods following the merger.
     Our direct and indirect wholly-owned subsidiaries include The Australia Traffic Network Pty Limited, an Australian proprietary company organized on June 20, 1997 and registered under the Corporations Act of Australia, Global Traffic Canada, Inc., a Delaware corporation incorporated on May 20, 2005, Canadian Traffic Network ULC, an Alberta business corporation formed on July 5, 2005, Global Traffic Network (UK) Limited, a private company limited by shares, incorporated in England and Wales on October 19, 2006, Mobile Traffic Network, Inc., a Nevada corporation incorporated on March 7, 2008, and Global Traffic Network (UK) Commercial Limited (formerly The Unique Broadcasting Company Limited), a private company limited by shares, incorporated in England and Wales, that we acquired on March 1, 2009. We refer to these entities throughout this report as “Australia Traffic Network”, “Global Canada”, “Canadian Traffic Network”, “UK Traffic Network”, “Mobile Traffic Network” and “UK Traffic Network — Commercial”, respectively.
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
     Overview of Our Business
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio and television stations in Australia, Canada and the United Kingdom. We also provide entertainment news information reports to radio stations in the United Kingdom, news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. On March 1, 2009, our United Kingdom subsidiary acquired The Unique Broadcasting Company Limited (“Unique”), which is the largest provider of traffic and entertainment news reports to radio stations in the United Kingdom. Prior to the Unique acquisition, we generated substantially all of our revenue in the United Kingdom pursuant to a government contract under which we provide service to the United Kingdom’s Highways Agency. In addition, we have been exploring opportunities for expansion into several European markets but have not entered into any agreements with radio stations to provide our services.
     We derive a substantial majority of our revenues from the sale to advertisers of commercial advertising inventory associated with the information reports that we provide. We obtain this advertising inventory from radio and television stations in exchange for the provision of our information reports and/or, for certain broadcasters, cash compensation. Our commercial advertising inventory is primarily comprised of ten second advertising spots embedded in information reports that are broadcast on radio or television stations; however our advertising spots in the United Kingdom vary in length depending on the advertiser and are generally 20 to 40 seconds in length. Our inventory is generally sold as advertising packages on a local, regional or national network basis. Because we market our advertising packages on a percentage-based rotation, each advertiser receives its pro rata share of our aggregate advertising inventory, which airs primarily during prime morning and afternoon drive periods. Because we consolidate our commercial advertising inventory on a network basis, we are able to offer advertisers a cost-effective, broad-based advertising vehicle that reaches mass audiences.

     The radio stations that contract to receive our traffic and news reports become members of our Radio Network. Likewise, the television stations that contract to receive our TV reports become members of our TV Network. Collectively, we refer to the members of these networks as our “network affiliates.” In Australia, our operations are conducted by Australia Traffic Network and our network affiliates are currently comprised of 79 radio stations and 14 television stations. In Canada, our Canadian operations are conducted by Canadian Traffic Network and our network affiliates are currently comprised of 82 radio stations and five television stations. Our United Kingdom operations are conducted by UK Traffic Network, including through its wholly-owned subsidiary, UK Traffic Network — Commercial. In the United Kingdom, we currently provide traffic reporting services to approximately 257 radio stations and entertainment news to approximately 129 radio stations. Although we are a Nevada corporation with principal executive offices located in New York, New York, we do not provide, nor do we currently intend to provide traffic or news reports to radio or television stations in the United States. We may, however, provide services in the United States via mobile telephones through our Mobile Traffic Network subsidiary, but do not currently do so.
The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three main categories based on the content of the report and the medium in which it is delivered. Collectively, we refer to these reports as our “information reports.”
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
     We offer all three categories of services to our network affiliates in Australia, but prior to our acquisition of substantially all the assets of Wise Broadcasting Network Inc., we only provided radio traffic reports and TV reports to our network affiliates in Canada. Effective April 2, 2007, Canadian Traffic Network acquired substantially all the assets of Wise Broadcasting Network Inc., after which we commenced providing news, weather, sports and business information reports to certain of our Canadian network affiliate radio stations on a limited basis. As part of this acquisition, we also started providing content and selling advertising for various digital signage outlets, but this has not been, nor do we expect this to be, a material part of our business. Separately, we have an agreement pursuant to which we currently provide TV reports to five television stations in five of our Canadian markets. We intend to begin providing radio news reports and TV reports to our network affiliates in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves. In the United Kingdom, we currently only provide radio traffic and entertainment news reports.
     We currently obtain our Australian radio news advertising inventory from our news network affiliates in exchange for reimbursing them for the costs associated with their news departments and/or paying cash compensation. References to the provision of news reports in Australia throughout this report refer to our purchase from radio stations of news advertising inventory embedded in news reports that we then make available to our advertisers. The radio stations that have contracted with Unique currently receive traffic and entertainment news reports from third parties. Pursuant to UK Traffic Network — Commercial’s agreements with these third parties, UK Traffic Network — Commercial is responsible for compensating the third parties and selling the commercial inventory received from the stations.
Our Sources of Revenue — Sale of Commercial Airtime Inventory
     In exchange for providing our information reports and/or, for certain broadcasters, cash compensation, our network affiliates provide us with commercial advertising inventory comprised of advertising spots embedded in information reports. We generate revenues by packaging and selling this commercial advertising inventory for cash to advertisers on a local, regional or national network basis. Our advertising spots in Australia and Canada are generally ten seconds in length, while our advertising spots in the United Kingdom vary in length depending on the advertiser and are generally 20 to 40 seconds in length. To date, we have recognized no revenue related to the bartering of goods and services and do not anticipate entering into barter transactions for the sale of our commercial advertising inventory in the future.
     The substantial majority of our historical revenues have been generated from our Australian operations, including approximately $32.5 million, or 77%, of our revenues for nine months ended March 31, 2009. Of our total revenues for the period, approximately $24.6 million, or 58%, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to enter into agreements to receive commercial inventory associated with radio news reports in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating revenue in Canada in January 2006. As of March 31, 2009, we had operations in eight Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Edmonton, Ottawa and Winnipeg. We commenced operations in our eighth market, Ottawa in January 2009.

     As we generate increased amounts of commercial airtime inventory in Australia and Canada, we expect to sell such inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We expect to experience similar delays in realizing revenues from the sale of increased commercial advertising inventory attributable to radio news reports in Australia and our provision of radio traffic and information reports and TV reports in Canada.
     Effective July 1, 2008, UK Traffic Network began providing service under a government contract with the United Kingdom’s Highways Agency, which is an executive agency of the United Kingdom Department for Transport responsible for operating, maintaining and improving the strategic trunk road network in England on behalf of the Secretary of State for Transport. Under the terms of the contract, the Company provides traffic radio reports via digital audio broadcasting stations throughout England, with a possible expansion of the service to Scotland, Wales and Northern Ireland. Although similar to our core business in that it involves broadcasting traffic reports over radio stations, our contract with the Highways Agency differs in that it is not advertising supported. Instead of receiving commercial airtime inventory, we are paid a fee by the Highways Agency to provide our service. Effective March 1, 2009, we acquired Unique and commenced operations of a radio traffic and entertainment news network in the United Kingdom similar to the networks we operate in Australia and Canada.
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
Basis of Presentation
     We have derived substantially all of our revenues to date from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and, unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended March 31, 2009 and 2008, December 31 and September 30, 2008 and 2007, and applicable to our balance sheet data as of March 31, 2009 and June 30, 2008 are set forth below:

Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2009	0.6645	March 31, 2009	0.6913
Three month period ended December 31, 2008	0.6654
Three month period ended September 30, 2008	0.8875
Three month period ended March 31, 2008	0.9060
Three month period ended December 31, 2007	0.8890
Three month period ended September 30, 2007	0.8483
		June 30, 2008	0.9586
Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2009	0.8037	March 31, 2009	0.7935
Three month period ended December 31, 2008	0.8259
Three month period ended September 30, 2008	0.9598
Three month period ended March 31, 2008	0.9954
Three month period ended December 31, 2007	1.0189
Three month period ended September 30, 2007	0.9566
		June 30, 2008	0.9790
United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2009	1.4369	March 31, 2009	1.4323
Three month period ended December 31, 2008	1.5681
Three month period ended September 30, 2008	1.8921
Three month period ended March 31, 2008	1.9783
Three month period ended December 31, 2007	2.0438
Three month period ended September 30, 2007	2.0217
		June 30, 2008	1.9923
     We estimate that the impact from currency changes on our operating results for the three and nine month periods ended March 31, 2009 compared to the three and nine month periods ended March 31, 2008 has been to decrease income statement amounts as follows:

	Three months	Nine months
	Ended	Ended
	March 31,	March 31,
	2009	2009
	(in thousands)	(in thousands)
Australia
Revenues	$(3,199)	$(6,235)
Operating expense (exclusive of depreciation and amortization)	(1,836)	(3,247)
Sales, general & administrative expense	(662)	(1,257)
Canada
Revenues	(257)	(755)
Operating expense (exclusive of depreciation and amortization)	(437)	(793)
Sales, general & administrative expense	(111)	(233)
United Kingdom
Revenues	(972)	(1,364)
Operating expense (exclusive of depreciation and amortization)	(950)	(1,401)
Sales, general & administrative expense	(100)	(150)
Australia, Canada and United Kingdom combined
Net revenue	(4,428)	(8,354)
Operating expense (exclusive of depreciation and amortization)	(3,223)	(5,441)
Sales, general & administrative expense	(873)	(1,640)
     When discussing changes in income statement accounts from the three and nine month periods ended March 31, 2008, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
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

     Should the exchange rate between the U.S. and Australian dollar remain at this level or weaken further, this weakening will continue to have an adverse impact on our reported Australian revenues, which constitute the majority of our business. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. This has occurred in Australia for the three month periods ended March 31, 2009. Although revenue increased approximately 11.7% when measured in Australia dollars, our reported Australia revenue in U.S. dollars for the three months ended March 31, 2009 decreased approximately 18.1% from the three months ended March 31, 2008.
     Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. Prior to the current fiscal year, the impact of seasonality on our results of operations has tended to be offset by the rapid revenue growth of our business and, in certain cases, favorable exchange rate movements. As a result, our revenues for the quarter ending March 31 have generally exceeded our revenues for the preceding quarter ended September 30. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.
     Acquisition of The Unique Broadcasting Company Limited
     On February 1, 2009, UK Traffic Network entered into a definitive share purchase agreement to acquire The Unique Broadcasting Company Limited and the acquisition was completed effective March 1, 2009. Consequently, our results for the quarter ended March 31, 2009 include one month of Unique’s operations. As a result of this acquisition, we expect that our revenues, operating, sales and general and administrative expenses for future periods will increase materially compared to the amounts reflected in our income statements for periods preceding the acquisition and as discussed under “Results of Operations” below. Based on the management accounts of UBC Media Group, plc, Unique’s prior owner, Unique’s revenues for the eight months ended February 28, 2009 were approximately $11.0 million and Unique’s operating, sales and general and administrative expenses were approximately $10.9 million. These figures are unaudited and have not been subject to review by our independent accountants and are presented strictly to show the potential impact of the acquisition on our revenues, operating, sales and general and administrative expenses in the future. Actual results may differ substantially from those reflected in the UBC Media Group’s management accounts based on a variety of factors, including without limitation implementation of our company’s operating model, potential synergies with our current United Kingdom operations and historical seasonality of Unique’s business results, as well as risks identified below under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements.”
Results of Operations
Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008
     Revenues. Revenues increased from approximately $12.2 million for the three months ended March 31, 2008 to approximately $12.5 million for the three months ended March 31, 2009, an increase of approximately 2.5%. The increase in revenues was driven by a $2.6 million increase in revenues from our United Kingdom operations, which generated revenues of $0 for the three months ended March 31, 2008. Approximately $0.9 million of the increase in the United Kingdom came from our contract with the Highways Agency, which commenced July 1, 2008, and approximately $1.7 million of the increase was associated with revenues from the Unique business operations that we acquired on March 1, 2009. Revenues from the sale of inventory related to our Canadian operations decreased approximately $0.4 million from the previous year quarter. The revenue decrease was generated by both unfavorable currency movements as well as a decrease of approximately 9.2% in revenue when measured in local currency. The most significant portion of the revenue decrease in Canada (when measured in local currency) resulted from a decrease in average advertising spot rate when compared to the previous period. Although revenues from our operations in Australia increased by approximately 11.7% when measured in Australian dollars, the increase was more than offset by the negative effect of the changes in the exchange rate between Australian and U.S. dollars, resulting in a decrease in Australian revenues of approximately $1.9 million (approximately 18.1%) compared to the prior year period. Measured in U.S. dollars, our Australian radio traffic revenues decreased approximately $1.2 million, our radio news revenues decreased approximately $0.3 million and revenues from our television news network decreased approximately $0.4 million. The revenue increase in Australia (when measured in local currency) was primarily due to an increase in advertising spot rates and an increase in spots sold related to increased inventory compared to the prior year period.
     Operating expenses. Operating expenses increased from approximately $7.7 million for the three months ended March 31, 2008 to approximately $9.7 million for the three months ended March 31, 2009, an increase of approximately 26.0%. Approximately $2.1 million of the increase pertained to our United Kingdom operations, of which approximately $1.3 million pertains to the Unique business operations that we acquired on March 1, 2009. The majority of remaining increase in the United Kingdom was due to the cost of providing service under our contract with the United Kingdom’s Highways Agency, which commenced July 1, 2008. In addition, operating expenses for Mobile Traffic Network were approximately $0.3 million for the three months ended March 31, 2009, compared with no operating expenses for the prior year period. Mobile Traffic Network was not incorporated until March 2008. Operating expenses related to our Canadian operations increased approximately $0.2 million. The increase in Canadian operating expenses was primarily due to an increase in station compensation of approximately $0.5 million, which was partially offset by decreases of approximately $0.2 million in aviation costs and approximately $0.1 million in employee costs.

These aforementioned increases in operating expenses were partially offset by Australian operating expense reductions of approximately $0.6 million, the majority of which consisted of a reduction in traffic costs of approximately $0.4 million. The largest components of the reduction in Australian traffic costs were reductions of approximately $0.2 million in station compensation and approximately $0.1 million in employee costs, respectively. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian operating expenses increased in Australian dollars and the overall reduction in this market was due to changes in exchange rates. In addition, the increase in Canadian operating expenses was greater when measured in local currencies and was offset partially by the weakening of the Canadian dollar.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased from approximately $4.0 million for the three months ended March 31, 2008 to approximately $3.7 million for the three months ended March 31, 2009, a decrease of approximately 7.5%. Selling, general and administrative expenses decreased approximately $0.6 million in Australia mainly due to a reduction in general and administrative employee costs of approximately $0.1 million, a decrease of approximately $0.3 million in sales employee compensation and a decrease of approximately $0.1 million in the management fee charged by Global Traffic Network (the parent corporation). The decrease in management fee resulted entirely from changes in currency exchange rate, as the amount of the management fee in Australia dollars was unchanged. This decrease was offset by a comparable increase on the unconsolidated income statement of Global Traffic Network and eliminates in consolidation. Selling, general and administrative expenses decreased approximately $0.1 million in Canada, due mainly to a $0.2 million decrease in sales employee compensation. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian selling, general and administrative expenses increased in Australian dollars and the overall reduction in Australia was due to changes in exchange rates. In addition, the decrease in Canadian selling, general and administrative expenses were less when measured in Canadian dollars and the decrease was mainly due to the weakening of the Canadian dollar. Corporate overhead increased approximately $0.1 million, which consisted of approximately $0.1 million increase in non-cash compensation, $0.1 million increase in management fees from Australia Traffic Network (discussed above), and partially offset by approximately $0.1 million reduction in general and administrative costs. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $0.3 million for the three months ended March 31, 2009, compared to $0.2 million for the three months ended March 31, 2008. Our selling, general and administrative expenses for the three months ended March 31, 2009 increased approximately $0.1 million for Mobile Traffic Network and approximately $0.2 million for UK Traffic Network, of which approximately $0.1 million was associated with the operations of Unique. Sales expense as a percentage of revenue in Australia decreased from approximately 13.9% for the three months ended March 31, 2008 to approximately 13.3% for the three months ended March 31, 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $0.4 million for the three months ended March 31, 2008 to approximately $0.6 million for the three months ended March 31, 2009. The majority of the increase pertains to amortization of the intangibles associated with the Unique acquisition. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian depreciation and amortization expense increased in local currencies and was offset due to changes in exchange rates.
     Interest expense. Interest expense decreased from approximately $21,000 for the three months ended March 31, 2008 to approximately $7,000 for the three months ended March 31, 2009. The decrease was mainly due to lower amounts of debt outstanding in Australia primarily as a result of regularly scheduled principal amortization.
     Other income. Other income decreased from approximately $0.4 million for the three months ended March 31, 2008 to approximately $0.2 million for the three months ended March 31, 2009. Other income consists primarily of interest income on our cash balances and the reduction is attributable mainly to lower interest rates during the current period, lower exchange rates in Australia and our reduced cash balances due to the purchase of Unique.
     Income tax expense. Income tax expense decreased from approximately $0.8 million for the three months ended March 31, 2008 to approximately $0.5 million for the three months ended March 31, 2009. The decrease was primarily due to the lower net profit in Australia for the three months ended March 31, 2009 compared to the three month period ended March 31, 2008. The decrease in net profit in Australia was primarily due to changes in exchange rates, as income tax expense in Australian dollars was roughly flat as reflected in Changes in Key Operating Statistics in Local Currencies. The effective tax rate in Australia was 29.7% and 30.1% for the three month periods ended March 31, 2009 and 2008, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s tax loss carry forwards in those countries. The UK Traffic Network realized approximately $0.1 million tax benefit due to the amortization of the deferred tax asset created by the Unique acquisition.
     Net loss. Net loss increased from approximately $0.2 million for the three months ended March 31, 2008 to a net loss of approximately $1.8 million for the three months ended March 31, 2009. Our increase in net loss is primarily attributable to an increase in the net loss from Global Traffic Network (the parent) resulting from higher overhead costs and reduced interest income, the start-up losses from Mobile Traffic Network, the increase in Canadian Traffic Network net loss due primarily to lower revenues and higher operating expenses and a reduction in Australia Traffic Network net income primarily due to the weakening of the Australian dollar. As reflected in Changes in Key Operating Statistics in Local Currencies, the Australian net income only decreased approximately 1.6% in Australian dollars. UK Traffic Network net loss was reduced from approximately $0.5 million for the three months ended March 31, 2008 to approximately $0.4 million for the current quarter, due both to improved performance in British pounds and a weakening of the British pound, which reduces the size of the current period loss when measured in U.S. dollars.

     Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended March 31, 2009 and 2008 were 0.6645 and 0.9060, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	$13,247	$11,860	11.7%
Operating expenses	7,601	6,238	21.8%
Selling, general and administrative expenses	2,743	2,668	2.8%
Depreciation and amortization expense	256	228	12.3%
Interest expense	11	24	(54.2)%
Other (income)	(180)	(177)	1.7%
Income tax expense	836	867	(3.6)%
Net income	1,980	2,012	(1.6)%
     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended March 31, 2009 and 2008 were 0.8037 and 0.9954, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	$1,342	$1,478	(9.2)%
Operating expenses	2,279	1,652	38.0%
Selling, general and administrative expenses	580	598	(3.0)%
Depreciation and amortization expense	219	174	25.9%
Interest expense	—	—	—
Other (income)	(29)	(4)	625.0%
Income tax expense	—	—	—
Net loss	(1,707)	(942)	81.2%
     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars applicable to the three month periods ended March 31, 2009 and 2008 were 1.4369 and 1.9783, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	£1,796	£—	N/A
Operating expenses	1,755	198	786.4%
Selling, general and administrative expenses	183	69	165.2%
Depreciation and amortization expense	167	3	5,466.7%
Interest expense	—	—	—
Other (income)	(9)	4	(325.0)%
Income tax (benefit) expense	(41)	—	N/A
Net loss	(259)	(274)	(5.5)%
Nine Months Ended March 31, 2009 Compared With Nine Months Ended March 31, 2008
     Revenues. Revenues increased from approximately $36.4 million for the nine months ended March 31, 2008 to approximately $42.4 million for the nine months ended March 31, 2009, an increase of approximately 16.5%. Revenues from our Australian operations increased approximately $0.5 million. Revenues from our Australian radio network increased approximately $1.3 million and revenues from our TV network decreased approximately $0.8 million. Of the increase in revenues from the Australian radio networks, approximately $0.8 million pertained to traffic and approximately $0.6 million to news. Revenues from the sale of inventory related to our Canadian operations increased approximately $0.7 million to approximately $5.1 million. Revenues for our United Kingdom operations were approximately $4.8 million compared to $0 for the nine months ended March 31, 2008. Approximately $1.7 million of the UK revenue was associated with revenues from the Unique business operations that we acquired on March 1, 2009.

As reflected in Basis of Presentation, revenues were negatively impacted by unfavorable exchange rate movements in Australia and Canada during the three months ended March 31, 2009 and December 31, 2008, which significantly offset the modest positive impact from exchange rate changes during the three months ended September 30, 2008. The most significant portion of the revenue increase in Canada (when measured in local currency) was due to the sale of more spots albeit at a lower rate. The increase in the number of spots sold was primarily due to increased utilization of existing spot inventory. The most significant factors in the increase in revenue in Australia (when measured in local currency) was an increase in the average rate per advertising spot and the number of spots sold. The increase in advertising spots sold was primarily driven by obtaining additional inventory compared to the prior year period.
     Operating expenses. Operating expenses increased from approximately $22.1 million for the nine months ended March 31, 2008 to approximately $27.3 million for the nine months ended March 31, 2009, an increase of approximately 23.5%. Approximately $0.1 million of the increase pertained to our Australian operations, of which approximately $0.2 million pertained to our news operations offset by approximately $0.1 million decrease in our traffic operations. The increase in Australian operating expenses related to station compensation and was partially offset by a reduction of approximately $0.2 million in traffic employee costs. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian operating expenses increased when measured in local currency. Canadian operating expenses increased approximately $0.3 million, due primarily to a $0.7 million increase in station compensation that was partially offset by reductions of approximately $0.2 million in employee costs and approximately $0.2 million in aviation expenses. As reflected in Changes in Key Operating Statistics in Local Currencies, the increase in Canadian operating expenses was greater when measured in local currency. Approximately $4.2 million of the increase in operating expenses resulted from costs incurred by UK Traffic Network, the majority of which was related to the cost of providing service under our contract with the United Kingdom’s Highways Agency, which commenced July 1, 2008. Operating costs related to the Unique business operations that we acquired on March 1, 2009 were approximately $1.3 million. The increase in our operating expenses for Mobile Traffic Network was approximately $0.5 million for the nine months ended March 31, 2009. Mobile Traffic Network was not in existence for a substantial portion of the previous period and had incurred no operating costs during the nine months ended March 31, 2008.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $11.0 million for the nine months ended March 31, 2008 to approximately $11.8 million for the nine months ended March 31, 2009, an increase of approximately 7.3%. Approximately $0.6 million of the increase pertains to corporate overhead, including an increase of approximately $0.4 million related to the granting of stock options and restricted stock. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $0.9 million for the nine months ended March 31, 2009 and $0.5 million for the nine months ended March 31, 2008. Overhead costs also increased approximately $0.2 million due to employee costs and $0.2 million in management fees charged to Australia, which were partially offset by approximately $0.1 million decrease in legal and professional expenses and a decrease of approximately $0.1 million in Delaware franchise fees resulting from our re-incorporating in Nevada. Selling, general and administrative expenses in Australia decreased approximately $0.3 million mainly due to reductions of approximately $0.3 million in general and administrative costs and approximately $0.2 million in the management fee due Global Traffic Network, which reductions were partially offset by higher sales personnel costs of $0.1 million primarily associated with increased sales during the period. The decrease in management fees resulted entirely from changes in currency exchange rates and was offset by a comparable increase on the unconsolidated income statement of Global Traffic Network and eliminated in consolidation. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian selling, general and administrative expenses increased in local currency. Selling, general and administrative expenses in Canada decreased approximately $0.3 million, primarily due to decreases of approximately $0.2 million in sales employee compensation and approximately $0.1 million in general and administrative expenses. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian selling, general and administrative expenses had a smaller decrease in local currency. Our selling, general and administrative expenses for the nine months ended March 31, 2009 for Mobile Traffic Network increased approximately $0.5 million. Mobile Traffic Network was not incorporated until March 2008. UK Traffic Network selling, general and administrative expenses increased approximately $0.2 million, of which approximately $0.1 million was associated with the newly acquired Unique business operations. Sales expense as a percentage of revenue in Australia increased from approximately 13.3% for the nine months ended March 31, 2008 to approximately 13.6% for the nine months ended March 31, 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $1.1 million for the nine months ended March 31, 2008 to approximately $1.4 million for the nine months ended March 31, 2009. Approximately $0.3 million of the increase pertains UK Traffic network including approximately $0.2 million of amortization of intangibles acquired in the Unique purchase. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian depreciation and amortization expense increased in local currencies and was largely offset due to changes in exchange rates.
     Interest expense. Interest expense decreased from approximately $71,000 for the nine months ended March 31, 2008 to approximately $32,000 for the nine months ended March 31, 2009. The decrease was mainly due to lower amounts of debt outstanding in Australia primarily as a result of regularly scheduled principal amortization.
     Other income. Other income decreased from approximately $1.2 million for the nine months ended March 31, 2008 to approximately $0.9 million for the nine months ended March 31, 2009. Other income consists primarily of interest income on our cash balances and the reduction was primarily due to lower interest rates in the current period, lower exchange rates in Australia and a reduction in cash balances due to purchasing Unique for approximately $12.9 million.
     Income tax expense. Income tax expense increased from approximately $2.5 million for the nine months ended March 31, 2008 to approximately $2.7 million for the nine months ended March 31, 2009. The increase was primarily due to the increased net profit in Australia for the nine months ended March 31, 2009 compared to the nine month period ended March 31, 2008. The effective tax rate in Australia was 30.0% and 30.2% for the nine month periods ended March 31, 2009 and 2008, respectively, compared to the statutory federal rate of 30.0%.

There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s tax loss carry forwards in those countries. The UK Traffic Network realized approximately $0.1 million tax benefit due to the amortization of the deferred tax asset created by the Unique acquisition.
     Net income (loss). Net income decreased from approximately $0.8 million for the nine months ended March 31, 2008 to net loss of approximately $38,000 for the nine months ended March 31, 2009. Our decrease in net income is primarily attributable to an increase in the net loss of Global Traffic Network (the parent) resulting from higher overhead costs and reduced interest income and the start-up losses of Mobile Traffic Network, which had only commenced operations for a small part of the previous year period. The increased net losses from Global Traffic Network (the parent) and Mobile Traffic Network were partially offset by an increase in net income attributable to Australia Traffic Network’s operations from approximately $5.7 million for the nine month period ended March 31, 2008 to approximately $6.5 million for the nine month period ended March 31, 2009, as well as a reduction in the net loss of Canadian Traffic Network and UK Traffic Network. As reflected in Changes in Key Operating Statistics in Local Currencies, the Australian net income increased approximately 35.2% in Australian dollars; however this increase was partially offset by unfavorable exchange rate changes for the three months ended March 31, 2009 and December 31, 2008.
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	$44,005	$36,298	21.2%
Operating expenses	22,403	18,599	20.5%
Selling, general and administrative expenses	9,003	7,980	12.8%
Depreciation and amortization expense	746	666	12.0%
Interest expense	42	81	(48.1)%
Other (income)	(702)	(315)	122.9%
Income tax expense	3,753	2,807	33.7%
Net income	8,760	6,480	35.2%
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	$5,871	$4,384	33.9%
Operating expenses	6,028	4,946	21.9%
Selling, general and administrative expenses	1,791	1,827	(2.0)%
Depreciation and amortization expense	634	493	28.6%
Interest expense	—	—	—
Other (income)	(37)	(19)	94.7%
Income tax expense	—	—	—
Net loss	(2,545)	(2,863)	(11.1)%
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	£3,068	£—	N/A
Operating expenses	3,236	424	663.2%
Selling, general and administrative expenses	342	142	140.8%
Depreciation and amortization expense	216	3	7,100.0%
Interest expense	—	—	—
Other (income) expense	(14)	3	(566.7)%
Income tax (benefit) expense	(41)	—	—
Net loss	(671)	(572)	17.3%
Liquidity and Capital Resources
     At March 31, 2009, the Company’s primary source of liquidity was cash and cash equivalents of approximately $19.6 million. At March 31, 2009, the Company also had approximately $1.4 million available under its overdraft credit line. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at March 31, 2009.
     Operating activities. Cash provided by operating activities was approximately $1.6 million for the nine months ended March 31, 2009, due mainly to positive cash generation from operations (after the net loss was adjusted for non-cash expenses) that was partially offset by negative changes in working capital. The largest uses of working capital were an increase in prepaids and other assets and a reduction in income taxes payable. The decrease in income taxes payable was due to paying our fiscal 2008 Australian income taxes due during the period. These uses of working capital were partially offset by a decrease in accounts receivable, as the accounts receivable generated by the seasonally high second fiscal quarter revenue was collected.
     Investing activities. Cash used in investing activities was approximately $14.6 million for the nine month period ended March 31, 2009. The cash used for investing activities consisted primarily of the closing date purchase price paid to the seller upon completion of the Unique acquisition as well as related deal costs. In addition, capital expenditures were approximately $1.5 million, the majority of which was for the acquisition of a helicopter in Canada and the rebuilding of helicopter engines in both Canada and Australia.
     Financing activities. Cash used in financing activities was approximately $0.3 million for the nine months ended March 31, 2009, which consisted primarily of regularly scheduled principal amortization of the outstanding debt balances.
     Effect of exchange rate changes. Cash and cash equivalents were reduced approximately $4.7 million for the nine months ended March 31, 2009 due primarily to the significant weakening of the Australian dollar, as a significant portion of our cash and cash equivalents are denominated in Australia dollars.
     On March 1, 2009, we completed the acquisition of the entire outstanding shares capital of Unique for an initial payment of approximately $12.9 million. In addition, the seller is entitled to a contingent payment based on performance of the acquired business for the calendar years 2009, 2010 and 2011. For 2009, the seller will be entitled to receive an earn-out payment of up to approximately $8.0 million, payable in 2010. The amount of such payment ranges from approximately $1.5 million based upon revenue of approximately $16.0 million to approximately $8.0 million based upon revenue in excess of approximately $19.7 million dollars. For each of 2010 and 2011, the seller will be entitled to receive earn-out payments equal to 50% of the amount by which revenue from the acquired business exceed approximately $17.4 million and $18.1 million, respectively. Such amounts will be payable in 2011 and 2012, respectively. All of the payments are denominated in British pounds and have been translated based on a recent exchange rate.
     We believe our cash and cash equivalents on hand and our overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by us and any contingent payments due to the seller of Unique. However, our capital requirements depend on many factors, including, without limitation, the amount, if any, of cash provided by our operating activities, cash requirements of our expansion in the United Kingdom, the occurrence and timing of any expansion efforts in new geographic markets, the cost associated with development and commercialization of Mobile Traffic Network’s mobile telephone technology and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission.
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

     Specific factors that might cause actual results to differ from our expectations or may affect the value of the common stock, include, but are not limited to:
•	our inability to compete successfully with current or future competitors within our industry;

•	our inability to retain members of our executive management or other key employees;

•	the termination or impairment of our relationships with key network affiliates;

•	the termination or impairment of our advertiser relationships;

•	our inability to manage our growth effectively;

•	our ability to expand successfully into additional international markets;

•	the effect on our financial performance of fluctuations in foreign currency exchange rates and results of any hedging transactions;

•	the availability to us of additional financing, if required;

•	the occurrence of unforeseen litigation; and

•	our inability to integrate our recent acquisition of The Unique Broadcasting Company Limited or to manage future acquisitions.
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
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.2 million on annual basis based on the balances at March 31, 2009. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. Our total outstanding long-term debt as March 31, 2009 was approximately $0.4 million. All of our outstanding long-term debt as of March 31, 2009 was subject to fixed interest rates. We had no money outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk.
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
Accounts receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue. However, one advertising agency that represents a number of our advertising clients in Australia, Canada and the United Kingdom constituted approximately 11% of our revenues for the nine months ended March 31, 2009 and approximately 15% of our net accounts receivable as of March 31, 2009.

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
     As of December 31, 2008, the Company had remaining proceeds from the initial public offering of approximately $2.3 million. During the quarter ended March 31, 2009, the Company used approximately $2.3 million as part of the payment for The Unique Broadcasting Company Limited. As of March 31, 2009, the Company had no remaining proceeds from the initial public offering.
Item 4. Submission of Matters to a Vote of Security Holders.
     We held our annual meeting of stockholders at The Four Seasons Hotel Las Vegas, 3960 Las Vegas Boulevard South, Las Vegas, Nevada 89119, on Thursday, February 26, 2009. At the meeting, our stockholders took the following actions:
          (i) The stockholders elected six directors to serve as members of our Board of Directors until the next annual meeting of stockholders. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

Nominee	Votes For	Votes Withheld

William L. Yde III	16,506,840	84,262
Dale C. Arfman	16,510,440	80,662
Gary O. Benson	15,511,231	1,079,871
Shane E. Coppola	16,472,443	118,659
Stuart R. Romenesko	16,509,190	81,912
Gary L. Worobow	16,472,443	118,659
          (ii) The stockholders approved proposed amendments to the Company’s 2005 Stock Incentive Plan, including an increase in the number of shares of common stock reserved for issuance there under from 1,200,000 to 1,800,000 shares. There were 11,288,840 votes cast for the proposal; 3,302,063 votes were cast against the proposal; 9,150 votes abstained; and there were 1,991,049 broker non-votes.
          (iii) The stockholders ratified the appointment of BDO Kendalls Audit & Assurance (NSW-VIC) Pty Ltd as our independent registered public accounting firm for the fiscal year ending June 30, 2009. There were 16,536,114 votes cast for the proposal; 8,743 votes were cast against the proposal; 46,245 votes abstained; and there were no broker non-votes.
Item 5. Other Information.
          Results of Operations and Financial Condition.
     The information in this Item 5 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”

     On May 11, 2009, Global Traffic Network, Inc. issued a press release reporting the financial results for its third fiscal quarter ended March 31, 2009. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 11, 2009.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2009	By:	/s/ William L. Yde III
		Name:	William L. Yde III
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 11, 2009	By:	/s/ Scott E. Cody
		Name:	Scott E. Cody
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 11, 2009.