Form 10-K
period 2009-06-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2009-09-10
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $59.3 million as of December 31, 2008 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.
     As of August 31, 2009, the registrant had 18,284,834 shares of common stock outstanding.

Part I
Item. 1 Business
Our Company and Its Subsidiaries
     Global Traffic Network, Inc. (“Global Delaware”) was a Delaware corporation formed on May 16, 2005 to be a holding company. On December 12, 2007, Global Delaware formed a wholly owned subsidiary, Global Traffic Network, Inc., a Nevada corporation (“Global Nevada”), for the purpose of changing Global Delaware’s state of incorporation from Delaware to Nevada. The re-incorporation was completed on February 26, 2008 when Global Delaware merged with and into Global Nevada, with Global Nevada remaining as the surviving corporation. All references in this report to “we”, “us”, “our”, “our company” and “the Company” pertain to Global Delaware for time periods from its formation until the merger and to Global Nevada for time periods following the merger. Our direct and indirect wholly-owned subsidiaries include The Australia Traffic Network Pty Limited, an Australian proprietary company organized on June 20, 1997 and registered under the Corporations Act of Australia, Global Traffic Canada, Inc., a Delaware corporation incorporated on May 20, 2005, Canadian Traffic Network ULC, an Alberta business corporation formed on July 5, 2005, Global Traffic Network (UK) Limited, a private company limited by shares incorporated in England and Wales on October 19, 2006, Global Traffic Network (UK) Commercial Limited, a private company limited by shares incorporated in England and Wales which we acquired effective March 1, 2009 (formerly The Unique Broadcasting Company Limited) and Mobile Traffic Network, Inc., a Nevada corporation incorporated on March 7, 2008. We refer to these entities throughout this report as “Australia Traffic Network”, “Global Canada”, “Canada Traffic Network”, “UK Traffic Network”, “UK Commercial Traffic Network” and “Mobile Traffic Network”, respectively.
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
Recent Acquisitions and Related Transactions — Acquisition of The Unique Broadcasting Company Limited
     Effective March 1, 2009, UK Traffic Network, our wholly owned subsidiary in the United Kingdom, completed its acquisition of The Unique Broadcasting Company Limited (“Unique”), the subsidiary of UBC Media Group plc (“UBC”) that housed its Commercial Division operations, which supplied traffic and travel information to approximately 230 radio stations and entertainment news information to approximately 125 radio stations in the United Kingdom in exchange for commercial airtime inventory that is then sold to advertisers. The acquisition was accomplished through the purchase of the entire share capital of Unique, which was subsequently renamed Global Traffic Network (UK) Commercial Limited, pursuant to a Share Purchase Agreement (the “Purchase Agreement”) dated February 1, 2009.
     Pursuant to the Purchase Agreement, we paid UBC a purchase price of £9.0 million (approximately $12.9 million) at closing and an additional £0.23 million (approximately $0.4 million) in July 2009 following finalization of an adjustment based on the amount of Unique’s working capital in excess of £0.04 million (approximately $0.07 million) as of the closing date. UBC was eligible to receive additional cash “earn-out” compensation based upon the financial performance of the acquired business during each of the 2009, 2010 and 2011 calendar years. Under the terms of the Purchase Agreement, UBC was entitled to receive an earn-out payment of up to £5.5 million (approximately $9.1 million as of June 30, 2009) based on revenue of the acquired business generated during 2009. UBC was entitled to a £1.0 million payment (approximately $1.6 million as of June 30, 2009) if the acquired business generated 2009 revenue of at least £11.0 million (approximately $18.1 million as of June 30, 2009). The amount of the payment would increase based on a graduated schedule of 2009 revenue, up to a maximum of £5.5 million (approximately $9.1 million as of June 30, 2009) if the acquired business generated 2009 revenues of £13.6 million (approximately $22.4 million as of June 30, 2009) or greater. For each of 2010 and 2011, UBC was entitled to receive earn-out payments equal to 50% of the amount by which revenue from the acquired business exceeded £12.0 million (approximately $19.7 million as of June 30, 2009) and £12.5 million (approximately $20.6 million as of June 30, 2009), respectively. We have guaranteed UK Traffic Network’s performance under the Purchase Agreement, including, but not limited to, payment of the earn-out payments to the extent earned.
     On July 23, 2009, we settled all of our contingent payment obligations to UBC under the Purchase Agreement for a payment of £1.95 million (approximately $3.2 million as of the settlement date). In addition, effective as of July 1, 2009, UK Commercial Traffic Network agreed to sell the radio marketing and sales & promotion business that was acquired from UBC pursuant to the Purchase Agreement (referred to as “Intamedia”) back to UBC for £50 thousand (approximately $80 thousand). In connection with this sale, we agreed, subject to certain conditions, to allow Intamedia to continue to operate from our offices on a rent free basis until March 31, 2010 and granted UBC and its Chief Executive, Simon Cole, limited releases from existing non-competition covenants with regards to the Intamedia business line only.
Overview of Our Business and Its History
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio stations in Australia, Canada and the United Kingdom. We also provide television traffic reports in Australia and Canada, radio entertainment news reports in the United Kingdom, news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. We derive the substantial majority of our revenues from the sale to advertisers of commercial advertising inventory embedded within these information reports. We obtain our advertising inventory from radio and television stations in exchange for information reports and/or cash compensation. We provide broadcasters in international markets a cost-effective alternative to gathering and delivering their own traffic and news information reports and offer advertisers an efficient, broad-reaching alternative to that offered by traditional radio and television stations. In the United Kingdom, in addition to the sale of commercial advertising inventory, we also generate revenue by providing services to the Highway’s Agency under a Traffic Radio Services Contract that is discussed below under “UK Traffic Network.”
•	Australia Traffic Network. We began providing traffic reports to radio stations in Australia in 1997 and currently deliver traffic reports to radio stations and traffic reports, video and other services to television stations in Australia. In July 2005, we began leveraging our radio traffic reporting services as a platform to launch advertising imbedded in news reports on radio stations in Australia.

According to AC Nielsen, our Australian information reports have a weekly reach of approximately 7.9 million radio listeners (ages ten and over), which represents approximately 100% of the commercial radio listeners, and approximately 6.1 million television viewers (ages 13 and over), which represents over 50% of the commercial television viewers, in each case throughout the five major Australian markets.

The number of Australian network affiliate stations from which we receive advertising inventory and the number of Australian markets in which we operate are set forth below:

	Number of	Number of
Australia	Affiliate Stations	Markets
Radio traffic reports	80	18
Radio news reports	24	7
TV reports	14	7
We also provide traffic reports to approximately 63 stations on the ABC radio network, which is the public, non-commercial radio network in Australia. Although we are acknowledged as the source of the traffic reports we provide to the ABC stations, the stations are not included in the table above or any other analysis contained in this report because we receive no advertising inventory from the ABC stations due to the non-commercial nature of their broadcast operations.

We conduct our Australian business operations through Australia Traffic Network, which became our wholly-owned subsidiary as a result of the Share Exchange.

•	Canadian Traffic Network. We began delivering traffic reports to radio stations in Canada in December 2005 and we currently deliver traffic and/or news information reports to approximately 86 radio stations and five television stations. Effective April 2, 2007, we acquired substantially all of the assets of Wise Broadcasting Network Inc., after which we commenced providing news, weather, sports and business information reports to radio stations on a limited basis. This information is primarily aggregated from third parties. According to BBM Canada, the Canadian industry consortium for audience ratings, our Canadian information reports have a weekly reach of approximately 8.6 million radio listeners (ages 18 and over), which represents over 32% of the commercial radio listeners, and a weekly reach of more than 1.7 million television viewers (ages 18 and over), which represents approximately 7% of commercial television viewers, in Canada.

The number of Canadian network affiliate stations from which we receive advertising inventory and the number of Canadian markets in which we operate are set forth below:

	Number of
Canada	Affiliate Stations	Number of Markets
Radio traffic reports	70	8
Radio news, sports, business and weather reports	26	2
TV reports	5	5

We intend to add TV reports in our remaining Canadian markets as our Canadian operations expand and opportunities present themselves.
We conduct our Canadian business operations through Canadian Traffic Network, our indirect wholly-owned subsidiary.
•	UK Traffic Network. On March 1, 2009, our wholly owned subsidiary UK Traffic Network acquired all the outstanding share capital of The Unique Broadcasting Company Limited (“Unique”) from UBC Media plc (“UBC”), which we have subsequently renamed Global Traffic Network (UK) Commercial Limited (“UK Commercial Traffic Network”). We currently provide radio traffic reporting services to approximately 250 radio stations and radio entertainment news reports to approximately 115 radio stations in the United Kingdom. According to RAJAR, our information reports have a weekly reach of approximately 24 million commercial radio listeners aged 15 and over, representing approximately 78% of all commercial radio listenership. Currently, our traffic and entertainment news service is sold on a national basis only. Our plan is to sell the advertising associated with these networks on a regional basis in the future, however, certain of our affiliate contracts prohibit the sale of the advertising inventory on anything other than a national basis and we will be unable to do so unless we are successful in modifying or eliminating these contractual restrictions.

Number
United Kingdom	Of Stations
Radio traffic reports	251
Radio entertainment news reports	115
Prior to the Unique acquisition, substantially all of our United Kingdom revenue was produced under a Traffic Radio service contract with the United Kingdom’s Highways Agency, which is an executive agency of the United Kingdom Department for Transport responsible for operating, maintaining and improving the strategic trunk road network in England on behalf of the Secretary of State for Transport. Under the terms of the agreement, which became effective July 1, 2008, UK Traffic Network provides traffic radio reports via digital audio broadcasting stations throughout England, with a possible expansion of the service to Scotland, Wales and Northern Ireland. The initial annual revenue associated with the contract is approximately £2.6 million (or approximately $4.3 million at June 30, 2009 exchange rates) and the maximum revenue associated with the contract, assuming the expansion of service to all markets for the maximum contract period of 50 months, is approximately £14 million (or approximately $23.0 million at June 30, 2009 exchange rates). Although similar to our core business in that it involves broadcasting traffic reports over radio stations, our contract with the Highways Agency differs in that it is not advertising supported. Rather we are paid a fee by the Highways Agency to provide our Traffic Radio service.
     Our commercial advertising inventory, which is primarily comprised of ten second advertising spots embedded in information reports that are broadcast on radio or television, is generally sold as advertising packages on a local, regional or national network basis. Our commercial advertising inventory in the United Kingdom currently differs in that it is generally 20 to 60 seconds in length (with 30 seconds and 40 seconds being the most prevalent length) and is only sold on a national basis. We market our advertising packages on a percentage-based rotation. Each advertiser receives its pro rata share of our aggregate advertising inventory, which airs primarily during prime morning and afternoon drive periods. Because we consolidate our commercial advertising inventory exclusively on a network basis, rather than station by station, we are able to offer advertisers a cost-effective, broad-based advertising vehicle that reaches mass audiences. Since July 1, 2008, our advertising customers have included nine of the top ten Australian advertisers and 17 of the top 20 global advertisers, as published by AdvertisingAge.
     We recently formed Mobile Traffic Network to pursue business opportunities related to a mobile phone passive alerting technology for which we have filed for patent protection. To date, our patent applications remain pending. The technology is designed to provide location aware information, for instance traffic reports, that can be disseminated to users based on their proximity to the content of the report (for example, a report may be sent as a subscriber approaches a traffic incident or a sponsor location). Where applicable, information can be disseminated to users in the form of audio files, which are automatically played, obviating the need for users to interact with their mobile phones in any manner. To date, Mobile Traffic Network’s operations have generated insignificant revenue.
Industry Background and Trends
     Radio and television stations generally attempt to attract listeners and viewers by selecting a style of programming that appeal to a target listening or viewing audience. Although there are many programming formats, broadcasters across a variety of formats recognize that traffic and news reports appeal to a wide range of audiences. Because there can be substantial expenses involved in preparing and delivering traffic and news reports, many broadcasters have elected to outsource the preparation and delivery of these reports to third parties that specialize in packaging such information. Outsourcing companies are often able to provide better information in a more cost-effective manner, which allows broadcasters to focus on improving service to its listeners or viewers, reduce costs, and improve profitability.
     The media advertising market has experienced many changes and innovations in recent years, particularly the introduction and rising popularity of non-traditional media outlets such as internet, broadband wireless, cable television, satellite television and radio, as well as consumer products, such as portable digital audio players ,personal digital video recorders and mobile telephones. Although advertisers continue to seek out radio and television audiences, audiences are more fragmented and traditional broadcasters increasingly compete with these additional media platforms. This trend has resulted in more mature advertising markets with limited or no growth, which increases the pressure on traditional broadcasters to manage their operations and expenses in a cost-effective manner.
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
     We believe that the global advertising market and the advertising market in the countries in which we operate are down somewhat from the previous fiscal year. For the fiscal year ended June 30, 2009, our advertising revenue (when measured in local currencies) exceeded the fiscal year ended June 30, 2008 in all the markets in which we operate. However, our Canadian revenue for the third and fourth fiscal quarter of 2009 were less than the previous year, and this trend has continued into first quarter of fiscal 2010.
Our Business Model, Products and Services
     We are well positioned to capitalize on the desire of radio and television broadcasters to deliver traffic information to audiences in a cost-effective manner and the desire of advertisers to reach a broad, demographically diverse audience using the traditional media of radio and television.
     We believe that our business model addresses the needs of multiple constituencies. We are the largest provider of traffic information reports to radio stations in Australia, Canada and the United Kingdom and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. Our large inventory of network-based advertising allows advertisers to reach a broad, demographically diverse audience using the traditional media of radio and television. For broadcasters, we facilitate the delivery of traffic and news information to audiences in a cost-effective manner.
     We embed our advertisements within information reports such that advertisers’ messages are broadcast along with regularly scheduled programming primarily during peak morning and afternoon drive times when a majority of the radio audience is listening. Because the information reports are generally read live by on-air broadcasters (except in the United Kingdom which are pre-produced) and are actively sought out by listeners, we believe the advertisements embedded in the information reports are less likely be avoided by a listener or viewer changing stations or “tuning out” than traditional advertising messages.
     The radio stations that receive radio traffic reports and radio news reports become members of our Radio Network. Likewise, the television stations that receive TV reports become members of our TV Network. Collectively, we refer to members of these networks as our network affiliates.
     Preparation of Information Reports
     We gather traffic data utilizing our information-gathering infrastructure which includes helicopters, airplanes, scanners, station listener lines and cellular phones. Traffic information is also gathered through various government-based traffic tracking systems and other services, including remote camera systems positioned at strategically located ground positions. The information is processed, written into broadcast copy and entered into computer systems by local writers and producers. Professional broadcasters then read the customized reports on the air. Our TV reports are compiled using a similar infrastructure, which is supplemented in certain markets by video footage obtained from remote omni-directional camera systems that are positioned on our aircraft. In the United Kingdom, substantially all our radio station traffic network affiliates receive their information from a third party that we compensate. With the exception of the use of aviation, this third party uses substantially the same information gathering techniques that we do.
     We currently obtain our Australian radio news advertising inventory from our news network affiliates in exchange for reimbursing them for the costs associated with their news departments, and/or paying cash compensation. References to the provision of news reports in Australia throughout this report refers to our purchase from radio stations of news advertising inventory embedded in news reports that we then make available to our advertisers. A substantial portion of our radio news information in Canada is purchased from a third party wire service.
     We purchase our radio entertainment news information in the United Kingdom from a third party that provides the information reports in which our advertising commercials are embedded directly to radio stations for broadcast.
     Our information-gathering infrastructure and the flexibility created by our ability to collect traffic information and thereby provide our services 24 hours per day, seven days per week to our network affiliates enables us to respond to changing conditions and enables our network affiliates to provide their listeners with accurate and up-to-the-minute news and traffic information. For example, responding to numerous radio and television station requests we have provided video coverage and reports on the tunnel collapse in Sydney, wild fires in Victoria and the Queensland floods to radio and television stations, both affiliated and non-affiliated, throughout Australia and the world.
     As a result of our extensive network of operations and broadcasters, we often report important news stories and provide our network affiliates with live coverage of these stories. We are able to customize and personalize our reports of breaking stories using our network affiliates’ call letters from the scene of news events.

     We believe that our aircraft and other information-gathering technology and broadcast equipment enable us to provide high quality programming, and to retain and expand our base of network affiliates. The table below outlines our fleet of owned and leased aircraft.

	United Kingdom		Australia		Canada
	Leased	Owned	Leased	Owned	Leased	Owned

Fixed Wing Aircraft	0	2	2	1	2	0
Helicopters	0	0	0	4	0	7
     We currently utilize 14 broadcast studios in Australia, seven broadcast studios throughout Canada and three broadcast studios in the United Kingdom. In addition, our out-source traffic provider in the United Kingdom operates approximately six broadcast studios throughout the United Kingdom.
     Delivery of Our Information Reports
     We provide daily scheduled customized information reports to network affiliates. Our information reports in Australia and Canada generally utilize our own on-air broadcasters. In the United Kingdom, however, we generally either utilize pre-produced traffic reports voiced by our out-source provider’s broadcasters or our out-source provider furnishes traffic information to our radio network affiliates that use such information to produce their own traffic reports. We customize our information reports to meet each network affiliate’s requirements as to the number of reports broadcast per day, the time of the broadcast, the length and content of the report, including the geographic area covered by the report. We typically work closely with our network affiliates’ program directors, news directors, and general managers to ensure that our information reports meet their specifications and quality standards. Our network affiliates participate in the selection of the on-air broadcasters for their stations to ensure that each broadcaster’s style is appropriate for their stations’ formats. Our broadcasters often become integral “on-air personalities” on our network affiliates’ stations as a result of their on-air presence and interaction with the stations’ on-air personnel. In order to realize operating efficiencies, we endeavor to utilize our professional broadcasters on multiple stations within a particular market. Generally, each of our broadcasters delivers information reports to between two and four of our network affiliates, although we do provide exclusive talent for certain network affiliates or commonly owned network affiliates.
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
     Significant Network Affiliates
     Austereo Pty Limited (“Austereo”). Austereo, one of our Australian network affiliates, is the largest radio broadcaster in Australia and, as of June 30, 2009, provided us with approximately 21% of our Australian radio commercial advertising inventory. When sold to advertisers, this commercial advertising inventory accounts for a material amount of our Australian revenues. This radio commercial advertising inventory is supplied pursuant to a four year agreement effective July 1, 2008 under which we provide regularly-scheduled radio traffic reports to, and receive radio traffic report and radio news report inventory from, ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth.
     Australian Radio Network Pty Limited (“ARN”). ARN, another large radio broadcaster in Australia, provided us approximately 19% of our Australian radio commercial advertising inventory as of June 30, 2009. This inventory is provided under an agreement to provide traffic reporting services through June 2012 to eleven ARN stations in Sydney, Canberra, Melbourne, Brisbane and Adelaide and a two year agreement effective February 1, 2009 to acquire news radio commercial advertising inventory from eight ARN stations in Sydney, Melbourne, Brisbane and Adelaide.
     In addition, ARN and Austereo operate various joint ventures in Canberra (included above) and Newcastle. Stations under these joint ventures not included above account for approximately an additional 1% of our commercial advertising inventory in Australia.
     Corus Entertainment Inc. (“Corus”). Effective January 1, 2009, we entered into a three year agreement with Corus, one of the largest radio broadcasters in Canada, to provide radio traffic reports on 24 radio stations throughout seven Canadian markets. Corus’ stations accounted for approximately 58% of our Canadian advertising inventory (excluding regional suburban stations) as of June 30, 2009. We currently provide traffic reporting services to 25 Corus radio stations.
     GCAP Media Services Limited (“Global”). We provide traffic reporting services and receive radio commercial advertising inventory on 71 Global radio stations throughout the United Kingdom pursuant to a two year agreement that commenced November 17, 2008. These Global radio stations accounted for approximately 20% of our United Kingdom radio traffic advertising inventory as of June 30, 2009 and approximately 30% of the traffic network’s advertising delivery “impacts.” We also provided entertainment news services to, and received radio commercial advertising inventory from, certain Global radio stations pursuant to an arrangement that terminated as of July 1, 2009.
     Bauer Radio Limited (“Bauer”). We provide traffic reporting services to, and receive radio commercial advertising inventory on, 37 Bauer radio stations throughout the United Kingdom pursuant to a two year agreement that commenced September 1, 2008. The Bauer radio stations accounted for approximately 16% of our United Kingdom radio traffic advertising inventory as of June 30, 2009 and approximately 29% of the traffic network’s impacts. We also provide entertainment news reporting services to, and receive radio commercial advertising inventory on, 37 Bauer radio stations throughout the United Kingdom pursuant to a two year agreement that commenced September 1, 2008. The Bauer radio stations accounted for approximately 29% of our United Kingdom radio entertainment news advertising inventory as of June 20, 2009 and approximately 50% of our entertainment news network’s impacts. Bauer is paid variable compensation based on the sale of impacts corresponding to the Bauer stations.
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
     The typical radio advertisement on our Radio Network consists of a ten second commercial message presented as the final segment of a regularly scheduled information report. We package our commercial advertising inventory on a network basis, covering all of our network affiliates in relevant markets, and sell this inventory as advertising packages on a local, regional or national network basis, except in the United Kingdom where advertising packages are sold only on a national basis. In addition, our commercial advertising inventory in the United Kingdom currently differs from our typical radio advertisement in that it is generally 20 to 60 seconds in length, with 30 seconds and 40 seconds being the most prevalent length. We run our advertising packages on a percentage-based rotation such that each advertiser receives its pro rata share of advertisements sold by us for broadcast on all of our network affiliates’ stations throughout the relevant market or markets, primarily during prime morning and afternoon drive periods.
     Similar to our typical radio advertisements, advertisements on our TV Network generally consist of ten second commercial messages immediately following regularly scheduled information reports. Typically, our TV reports and the commercial messages that follow them are broadcast live by an on-camera announcer wearing a shirt bearing the advertiser’s logo. The advertisers’ logo and/or a pre-submitted visual advertising message also generally appear at the bottom of the television screen throughout the report.
     Advertising on a Network Basis. Because we have numerous network affiliates in each of our markets, we believe that sponsorship package advertisements enable advertisers to reach more listeners, more often, with a higher impact than can be achieved through other advertising media. Due to our large base of network affiliate stations and the audience reach it provides, we offer advertisers the opportunity to reach a broad-based local, regional or national audience through a single purchase of commercial advertising inventory from us. Currently in the United Kingdom, our traffic and entertainment news service is sold on a national basis only. Our plan is to sell advertising associated with our United Kingdom operations on a regional basis in the future. However, certain of our contracts with United Kingdom network affiliates prohibit the sale of the advertising inventory on anything other than a national basis and, as a result, we may be unable to do so. Because we sell our radio commercial advertising inventory exclusively on a network basis, rather than station by station, we do not believe our advertising products compete directly with those offered by our local radio station network affiliates.
     Our Customer Base of Advertising Clients. Due to the number of our markets, our reach within each of these markets and the range of services that we provide, we have garnered a broad base of advertising clients in a diverse group of industries, which since July 1, 2008 have included nine of the top ten Australian advertisers and 17 of the top 20 global advertisers, as published by AdvertisingAge. Examples of our larger and higher profile advertising customers in Australia, Canada and United Kingdom include the following companies:

Australia	Canada	United Kingdom

• Woolworths	• Tom Tom	• Mercedes
• GIO Insurance	• Canadian Direct Insurance	• Volkswagen
• McDonalds	• General Motors	• Kwik Fit
• New South Wales Lotteries	• Canadian Blood Services	• COI
• Target Australia	• McDonalds	• Vauxhall
• Virgin Blue Airways	• Western Canada Lottery	• T Mobile
     Although many large advertisers utilize our advertising platform, we maintain a broad and diverse customer base. No one advertiser comprises more than 2% of our revenue base and our top ten advertising customers represent only 15% of our overall advertising sales. However, one advertising agency that represents a number of our clients constituted approximately 14% of our revenues for the year ended June 30, 2009 as well as another agency that represents a number of our clients constituted approximately 10% of our revenues for the year ended June 30, 2009.
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

     Our Sales Force. We maintain an advertising sales force throughout Australia, Canada and the United Kingdom, located in markets where we have operation centers. Our advertising sales force sells available commercial advertising inventory throughout their national markets in addition to selling such inventory in their local market, which we believe affords our sales representatives an advantage over certain of their competitors. For example, an advertiser can purchase commercial advertising inventory in multiple markets from the sales representative in the locale in which the advertiser is headquartered. Our advertising sales force in Australia is comprised of approximately 23 sales representatives and managers. The number of sales representatives in an individual market ranges up to 13 depending on the size of the market and the number of potential national and regional advertising clients headquartered in the market. Specialized programs and marketing campaigns, which support nationwide sales and other special forms of advertising, are managed from our Australian headquarters in Sydney. In Canada, we currently have a corporate and sales office in Toronto and marketing offices in Montreal, Vancouver, Edmonton and Calgary, as well as U.S. based sales representatives. Our Canadian sales force, including sales management, currently consists of approximately thirteen people. We intend to continue to expand our Canadian sales force as our operations expand. Our United Kingdom sales staff including sales management currently consists of seven employees located in London and we intend to expand the sales staff further in the future.
     Although the majority of our advertising customers execute their purchase of commercial advertising inventory from our sales force through advertising agencies as a matter of course, we have historically focused on maintaining direct relationships with our advertising customers. We believe that maintaining direct relationships with our advertisers helps ensure that our relationships remain intact when advertising agency changes occur.
Our Strategy
     Our objective is to become the leading aggregator of premium radio and television advertising inventory in the markets we serve. Key elements of our strategy include:
•	Expand the geographic markets we serve. We began our operations in Australia in 1997, commenced operations in Canada in December 2005 and began broadcasting in the United Kingdom in October 2007 and completed the Unique acquisition in the United Kingdom in March 2009. We intend to continue to expand the geographic scope of the markets in which we operate, targeting markets that have: (i) large population clusters in tight geographic areas; (ii) a free market advertising culture similar to the United States; and (iii) established information centers for traffic data. We intend to leverage our existing customer base of global marketers to sell our advertising inventory in the new markets that we enter, enabling advertisers to efficiently, effectively and economically reach major population centers.

•	Increase the number of network affiliates using our radio traffic reports within existing markets. Although we currently operate in eight of the largest population centers in Canada, we believe that there are substantial opportunities for continued growth in our Canadian radio network. We are currently exploring and plan to enter the remaining large markets in Canada that we find to be economically feasible. In addition, because our operations in Canada are still at a relatively early stage, there is significant opportunity for growth by adding network affiliates in our existing markets.

•	Accumulate additional advertising inventory by continuing to expand the scope of our information reports. We intend to leverage our established relationships with broadcasters in the Australian, Canadian and United Kingdom markets by continuing to expand the scope of our information reports.
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
TV Reports. We have developed an infrastructure of airborne video surveillance and broadcast equipment. In addition, through agreements with various governmental agencies, we have access to over 1,500 static mounted traffic surveillance cameras in Australia and approximately 450 static mounted surveillance cameras in Canada. We use this infrastructure to offer traffic and breaking news reports to our television broadcasters and currently provide service to 14 television stations in seven Australian markets and five television stations in five Canadian markets. In many of our television markets, we provide TV reports that include proprietary video coverage from our helicopters that can cover news stories and traffic conditions at any time, subject to weather conditions and air traffic control restrictions. In addition, our access to strategically located fixed-position ground-based camera systems offer allow us to provide our network affiliates coverage of crucial traffic arteries. We intend to expand our TV reports to additional network affiliates in our Australian and Canadian markets, which would provide us with additional advertising inventory. We may also provide a similar television product to television stations in the United Kingdom although we have not yet explored the feasibility of doing so.
•	Continue to strengthen marketing, sales and inventory management operations. We continue to implement new operating strategies to increase revenue growth and drive profitability. In order to increase the percentage of our commercial advertising inventory sold in Australia and Canada, we have: (i) increased our sales force and acquired extensive research and sales and marketing materials; (ii) hired additional sales managers to better manage the activities of our sales representatives; and (iii) automated our commercial advertising inventory management system to improve inventory control and pricing. We are in the process of combining the “best practices” of our Australian and Canadian operations with those of our recently acquired United Kingdom operations.

•	Grow our business through strategic acquisitions. Historically, our expansion strategy has focused on organic growth. Although we expect that organic growth will continue to be a significant source of expansion, we also intend to explore growth through the acquisition of businesses that have strong relationships with broadcasters which we can leverage. For example, in April 2007, our Canadian operations acquired substantially all the assets of Wise Broadcasting Network Inc. In March 2009, we completed our acquisition of Unique, which provided radio traffic services to approximately 230 radio stations and entertainment news services to approximately 125 radio stations in the United Kingdom.
Corporate Structure
     Our operations in Australia and Canada have been organized into marketing regions. A region generally has a Regional Sales Manager who oversees a sales staff charged with reaching sales goals. The Regional Sales Manager also is responsible for the direct selling of commercial advertising inventory to advertisers. A National Director of Sales, who reports to the President of Australia Traffic Network, has oversight responsibility for the Regional Sales Managers and maintains a selective listing of significant advertisers. By requiring the Regional Sales Managers and the National Director of Sales to maintain advertising clients in addition to their management responsibilities, we believe that our managers remain better apprised of advertising conditions. In Canada, our Regional Sales Managers and certain sales staff report directly to our Senior Vice President and Director of International Sales. As our sales staff in Canada expands, we may hire additional Regional Sales Managers that will report to or Senior Vice President and Director of International Sales or create a National Director of Sales position as in Australia. Our sales operations in the United Kingdom are located in London, with the sales staff reporting to the Sales Manager who, in turn, reports to the Chief Operating Officer of UK Commercial Traffic Network.
     Each of our Australian and Canadian markets is overseen by a Director of Operations who is responsible for all aspects of the day-to-day operations in a defined market or markets. Each Director of Operations is responsible for supervising all of the broadcasters, airborne reporters, producers, editors, and writers in such Director’s operation center. Moreover, the Director of Operations is responsible for maintaining day-to-day relations with network affiliates and pursuing relationships with unaffiliated stations. We employ a National Director of Operations in Australia who supervises the Directors of Operations in that country and who reports to the President of Australia Traffic Network. Our Senior Vice President and Director of International Sales, who is currently stationed in Canada and oversees the day-to-day operations in that country, and the President of Australia Traffic Network report to our Chief Executive Officer and President. In the United Kingdom, our entertainment news and the majority of our traffic reporting are outsourced to third parties. These third parties report to either the Chief Operating Officer of UK Commercial Traffic Network or the managing director of UK Traffic Network, depending on the situation. Our Highways Agency operations are managed in manner similar to our operations in Australia and Canada, with the manager of the contract reporting to senior management of UK Traffic Network.
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
     Competitive factors in international markets will vary from market-to-market and may change over time. We believe that most European markets lack competitors that aggregate traffic information for radio and television broadcasters, and we do not believe that any companies currently provide traffic reports in exchange for advertising inventory outside of the United Kingdom. As such, we believe this is an optimal time to explore expansion into certain European markets.
     We also face competition in the sale of our commercial advertising inventory. While we compete for advertising dollars with radio and television stations, including our network affiliates, we do not believe we compete directly with such radio stations because we position our advertisements within the framework of our information reports and sell our radio commercial advertising inventory to our advertisers on a network basis. In addition to radio and television stations, we compete for advertising dollars with other media, including local print and other forms of communications media including newspapers, magazines, outdoor advertising, transit advertising, internet advertising, direct response advertising, yellow page directories, mobile advertising and point-of-sale advertising, among others.

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
     Mobile Traffic Network has filed for patent protection for certain location aware software applications for mobile phones. There has been no indication as to whether we will be successful in our pursuit for patent protection for these software applications. To date, Mobile Traffic Network has operated at a loss.
Employees
     As a holding company, Global Traffic Network, Inc. currently employs six individuals. Australia Traffic Network currently employs approximately 64 full-time employees, 11 part-time employees and 21 independent contractors. Of these employees and independent contractors, approximately 60 were engaged in broadcasting and operations, 25 in sales and marketing and 11 in general and administrative activities. Canadian Traffic Network currently employs approximately 54 individuals on a full-time basis, 18 on a part-time basis and 2 independent contractors. Of these employees, approximately 60 were engaged in broadcasting and operations, 12 in sales and marketing and two in general and administrative activities. UK Traffic Network, including its wholly owned subsidiary UK Commercial Traffic Network currently employs 39 full-time employees, one part-time employee and five independent contractors. Of these employees, 28 are employed in broadcasting operations, including Traffic Radio, 12 are employed in sales and five are employed in general and administrative activities. Mobile Traffic Network currently employs five individuals. None of our employees or independent contractors are covered by a collective bargaining arrangement. We consider our relationship, and our subsidiaries’ relationships, with our employees to be satisfactory. We have never had a strike or work stoppage.
     In addition, we contract with outside sales agents for the sale of some of our advertising inventory.
Properties
     We lease operation centers, broadcast studios and marketing and administrative offices in Australia, Canada, the United Kingdom and the United States. We lease approximately 10,000 square feet in the aggregate in Australia, approximately 13,000 square feet in the aggregate in Canada, approximately 3,000 square feet in the United Kingdom and approximately 2,000 square feet related to Mobile Traffic Network in the United States, pursuant to the terms of various lease agreements. For the year ended June 30, 2009, we incurred approximately $0.8 million in facilities rental expense.
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
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described herein.
Our past operating results may not be indicative of our future performance and we may be unable to continue operating successfully in our existing markets or to establish successful operations in additional markets.
     Our wholly-owned subsidiary, Australia Traffic Network, introduced its services in Australia in 1997. Through our indirect wholly-owned subsidiary, Canadian Traffic Network, we began delivering radio traffic reports to radio stations in Canada in December 2005 and generating revenue from our Canadian operations in January 2006. We formed UK Traffic Network in October 2006 and purchased Unique in March 2009. Although certain members of management have experience with providing traffic information in certain international markets, we have a limited history of providing our services in Canada and the United Kingdom and no experience providing our services in other international markets. See “We intend to expand into additional international markets and our inexperience in those markets increases the risk that our international expansion efforts will not be successful.” The success of any previous operations in Australia may not be indicative of the results of our efforts to provide continued or additional services in Australia, or to provide our services in Canada, the United Kingdom and other markets. The successful operation of our business in Australia, Canada, United Kingdom or other international markets, will require a certain level of continued capital expenditures and operating expenditures which we are committed to undertaking. There can be no assurance that we will be able to operate and expand our business as contemplated.
We have previously incurred operating losses in connection with the introduction of radio news reports inventory in Australia and we may be unable to continue to conduct our expanded operations profitably.
     Our news operating costs were approximately $6.9 million for the year ended June 30, 2009 and approximately $6.6 million for the year ended June 30, 2008. Although during fiscal 2009 and 2008 we generated approximately $1.3 million and $0.8 million more in revenues, respectively, from the sale of inventory embedded in radio news reports than the direct operating costs relating to radio news report inventory (excluding sales compensation costs), this has not always been the case. For the fiscal years ended June 30, 2006 and 2007, the direct operating costs related to radio news reports inventory (excluding sales compensation costs) exceeded the revenue generated from the sale of such inventory by approximately $1.3 million and $0.8 million, respectively. There can be no assurance that we will be able to continue to generate sufficient revenues to offset the additional operating expenses associated with acquiring radio news reports advertising inventory.
We have incurred operating losses in connection with our expansion of operations into Canada and may be unable to operate profitably in that market.
     In connection with our expansion in to Canada, we have incurred net losses of approximately $160,000 for the period from May 16, 2005 (inception) through June 30, 2005, $2.6 million for the year ended June 30, 2006, $3.8 million for the year ended June 30, 2007, $3.1 million for the year ended June 30, 2008 and $3.1 million for the year ended June 30, 2009. In addition, after five consecutive quarters of reduced net losses (when compared to the previous year period), our net losses in Canada during the last six months of fiscal 2009 were significantly higher than the same period in 2008, due to higher costs and decreased revenue. We expect losses from our Canadian operations to continue as we continue to incur significant expenses and capital expenditures in connection with providing our service offerings, building our infrastructure and developing our base of advertisers. As of June 30, 2009, we have invested approximately $17.5 million in our Canadian subsidiary in the form of an intercompany advance. If our Canadian revenue continues to decrease or grows more slowly than we anticipate, or if our Canadian operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability from our Canadian operations. Although our delivery of radio traffic reports in Australia has historically been profitable, we may be unable to replicate such profitable operations in Canada due to cultural differences, regulatory restrictions, or otherwise. If we continue to operate at a loss in Canada, we may be forced to abandon our Canadian operations without recovering the costs incurred in our expansion efforts, which may have a material adverse effect on our consolidated company’s financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
We have incurred operating losses in connection with our expansion of operations into the United Kingdom and may be unable to operate profitably in the United Kingdom.
     On October 19, 2006, we formed a wholly-owned subsidiary, UK Traffic Network, in anticipation of launching business operations in the United Kingdom. For the fiscal years ended June 30, 2009, 2008 and 2007, UK Traffic Network incurred net losses of approximately $1.8 million, $1.8 million and $0.8 million, respectively. Our acquisition of Unique closed effective March 1, 2009 and our consolidated United Kingdom operations continued to generate losses for the period from closing to June 30, 2009. In addition, business operations in the United Kingdom (and especially the Unique acquisition) requires significant management attention and financial resources that could otherwise be devoted to expanding operations in our other existing markets. Although our provision of radio traffic reports in Australia has historically been profitable, our operations in Canada to date have not and we may be unable to replicate profitable operations in the United Kingdom due to cultural differences, regulatory restrictions, economic conditions, or otherwise. If we are unable to operate profitably in the United Kingdom, we may be forced to abandon our operations there without recovering the up-front costs incurred in our expansion efforts (including the approximately $16.1 million paid to UBC in connection with our purchase of Unique), which would have a material adverse effect on our consolidated company’s financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
There is significant risk and uncertainty surrounding our acquisition of The Unique Broadcasting Company Limited from UBC Media Group plc.
     There are numerous risks associated with our recent acquisition of Unique, which closed effective March 1, 2009. Among these risks is our lack of experience with acquisitions in general and large acquisitions in particular. Although certain members of management have experience with acquisitions of existing businesses (including traffic reporting services), our company’s only previous acquisition was that of Wise Broadcasting Network Inc., which was not material to our operations. We paid total cash consideration of approximately $16.1 million to acquire Unique, which was a significant portion of our available cash at that time. Included in the $16.1 million was approximately $3.2 million paid in July 2009 to extinguish contingent earn-out payment obligations that we may have had to pay based on the performance of the acquired business over the next three years. Although we believe that this one time payment will be less than the aggregate earn-out payments we would otherwise have had to make over the entirety of the earn-out period, this may not prove to be the case. Additional risks associated with the Unique acquisition include issues overlooked or improperly assessed during our due diligence process, loss of key employees, radio stations and/or advertisers following completion of the transaction and additional competition arising after the acquisition. In addition, despite similarities between the radio networks that we purchased in the United Kingdom and our networks in Australia and Canada, the business models are not identical and may require significant transition, which may not prove successful. Some of those differences in the existing business model of the acquired business include variable station compensation payments, outsourcing of operations to third parties, longer, pre-produced commercial advertisements, provision of traffic information to many stations in lieu of anchored reports, national only advertising network, more significant sales limitations from the radio stations and a group approach to sales. An inability to successfully transition this business model may result in a retrospective determination that we misjudged the true value of the target company’s business. In addition, it is likely that we will not be able to completely transition the acquired business to our existing model, resulting in a hybrid approach of our practices in Australia and Canada and the existing practices in the United Kingdom. In addition, the United Kingdom radio market has been in a recent sharp recession. These risks are increased by our relative inexperience in the United Kingdom market. Because we paid a high multiple of operating income for Unique, if we do not improve the performance of the acquired business, the amount of capital that we expended may be greater than the ultimate value of the acquired business. All of these potential risks may have a material adverse effect on our company’s consolidated financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
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
     Our core business of radio and television information reports is not generally technology oriented. Our initial effort to build a product utilizing our passive alerting technology was not successful. We are currently attempting to find a third party to build the application but may not be successful in doing so. If we are able to locate a third party to build the application, there is no guarantee that we will be able to reach financial and other terms that are acceptable to us or that the application will utilize the technology set forth in our patent filings. Even if we are able to do so, there is no assurance that the technology will work as planned or that our application for patent protection will be granted. Technology dependent industries are often characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. We could be subject to claims of infringement of third party intellectual property rights, which could result in significant expense and could ultimately result in the loss of intellectual property rights. In addition, because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to our application of which we are not aware. We may in the future receive notices of claims that our products infringe or may infringe intellectual property rights of third parties. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required, among other things, to pay substantial damages, cease offering our application, or obtain a license under the intellectual property rights of the third party claiming infringement, and such license may not be available on reasonable terms or at all.
     Our intention is to initially offer traffic reports in the United States via arrangements with one or more mobile phone providers, however there is no assurance that we will be able to come to a satisfactory agreement with any mobile phone carrier. We may incur significant costs demonstrating the product’s functionality prior to being unable to reach a satisfactory agreement with a mobile phone carrier. Because we do not produce traffic information in the United States, there is no assurance we will be able to enter into an agreement that will supply us with the data required to offer services. If we come to agreement with a mobile phone carrier and one or more suppliers of traffic data, those agreements may not be on terms attractive to us. Because we anticipate that our product offering will be mainly advertising supported, there is no assurance that sufficient mobile phone users will “opt in” to make our application an attractive advertising platform. Even if a critical mass of mobile phone users “opt in” to our application, we may not be successful in selling advertising opportunities on the platform to advertisers. In addition, we currently have no operations in the United States and our experience in selling advertising is limited to commercials broadcast on radio and television, for which there is an established advertising market. Our lack of presence in the United States (including the lack of an established sales staff) will likely increase our costs, as we are unlikely to be able to take advantage of existing infrastructure.
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
     Our level of expenditure on the technology and our product offering may be significant prior to our knowing whether the product has a likelihood of success. For the year ended June 30, 2009, we incurred approximately $1.4 million in losses without generating any revenue. To date, our Mobile Traffic Network revenue has been insignificant and unrelated to the technology that is the subject of our patent application. If we are unable to operate Mobile Traffic Network profitably, we may be forced to abandon our operations without recovering the up-front costs incurred, which may have a material adverse effect on our company’s consolidated financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
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
     Due to the relatively short-term nature of our Affiliate Contracts, which generally range from one to four years, and because we deliver information reports to several of our network affiliates pursuant to unwritten arrangements or expired Affiliate Contracts that may be construed as cancelable at will, we are vulnerable at all times to competition from other providers of information reporting services and from stations or groups of stations that may elect to prepare and deliver their own information reports. If we are unable to maintain a significant number of our network affiliates, either due to non-renewal of our Affiliate Contracts upon expiration or termination of unwritten arrangements with network affiliates, our commercial advertising inventory would decrease, possibly significantly, which would likely lead to significant declines in revenues.
Our financial success depends on our ability to compete successfully in selling commercial advertising inventory to advertisers and we may be unable to sell such inventory.
     Our business success is dependent on our ability to sell the commercial advertising inventory that we receive from our network affiliates in exchange for providing our information reporting services and/or, for certain broadcasters, cash compensation. Selling advertising is highly competitive. We compete for advertising sales with radio and television stations, including our network affiliates, as well as with other media, including other forms of communications media such as newspapers, magazines, outdoor advertising, transit advertising, internet advertising, mobile advertising, direct response advertising, yellow page directories and point-of-sale advertising, among others. As a result of the advertising competition we face, we experience and expect to continue to experience increased price competition, which could lower our rates for radio and television advertising and could result in a decline in our revenues for radio and television advertising, which may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
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
     Because we generate substantially all of our revenues through the sale of commercial advertising, the success of our business is closely linked to the performance of the advertising industry. The advertising industry overall, in turn, tends to be affected by general economic conditions and is sensitive to the overall level of consumers’ disposable income within a given market. If people migrate to markets where we have a smaller or no presence, or if the general population shifts into a less desirable age or geographical demographic from an advertising perspective, advertisers may only be willing to pay lower fees for our commercial advertising inventory. A decline in general economic conditions within a market in which we operate could adversely affect advertising revenues generated from that market and, in turn, have an adverse effect on our profitability, operating results, financial conditions and the price of our common stock. We experienced such a decline in the last two quarters of the year ended June 30, 2009, which decline has continued in certain markets into fiscal 2010 to date.
     In addition, our business is dependent upon the performance of the highly competitive radio and television industries. We generate revenue by selling commercial advertising inventory of our network affiliate radio and television stations. Radio and television stations compete for audiences and advertising revenues with other radio and television stations, as well as with other media, such as newspapers, magazines, direct mail, satellite radio and internet based media, within their respective markets. As a result, radio and television audience ratings and market shares are subject to change, which, if adverse, may result in a reduction of our advertising revenues. Our network affiliates’ competitors may develop services or media that are equal or superior to those our network affiliates provide or that achieve greater market acceptance and brand recognition than our network affiliates achieve. It is possible that new competitors may emerge and rapidly acquire significant market share from our network affiliates. Other variables that could adversely affect our network affiliates’ operations, and therefore potentially adversely affect our operations, include, without limitation:
•	unfavorable economic conditions, both general and relative to radio and television broadcasting and all related media industries, which may cause companies to reduce their expenditures on advertising;

•	unfavorable shifts in population and other demographics which may cause our network affiliates to lose customers, viewers and listeners and possibly terminate operations;

•	an increased level of competition for advertising dollars, which may lead to lower advertising rates as our network affiliates attempt to retain customers or which may cause our network affiliates to lose customers to their competitors who offer lower rates than our network affiliates are able or willing to match;

•	technological changes and innovations that our network affiliates are unable to adopt or are late in adopting that offer more attractive advertising, listening or viewing alternatives than what our network affiliates currently offer, which may lead to a loss of advertising customers or to lower advertising rates; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies which could restrict the advertising media which our network affiliates employ or restrict some or all of our customers that operate in regulated areas from using certain advertising media, or from advertising at all.
     Radio and television stations face increasing competition from new broadcast technologies, such as internet, broadband wireless, cable television and satellite television and radio and mobile phones, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms compete with radio and television stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. We are unable to predict the effect such technologies and related services and products will have on the radio and television broadcasting industry, but the capital expenditures required for us to implement such technologies could be substantial and other companies employing such technologies could compete with our radio and television affiliates.
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
     Austereo Pty Limited (“Austereo”), one of our network affiliates, is the largest radio broadcaster in Australia and, as of June 30, 2009, provided us with approximately 21% of the Australian radio commercial advertising inventory (approximately 28% of such inventory from stations in our five largest Australian markets). When sold to advertisers, this radio commercial advertising inventory accounts for a material amount of our Australian revenues. Effective July 1, 2008, we entered into a four year agreement under which we which we provide regularly-scheduled radio traffic reports to and receive radio traffic report and radio news report inventory from ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth. Australian Radio Network Pty Limited (“ARN”), a large radio broadcaster in Australia, provided us approximately 19% of our Australian radio commercial advertising inventory (approximately 23% of the inventory in our five largest Australian markets) as of June 30, 2009. When sold to advertisers, this radio commercial advertising inventory accounts for a material amount of our Australian revenues. This inventory is provided under a four year agreement effective July 1, 2008 to provide traffic reporting services to eleven ARN stations in Sydney, Canberra, Melbourne, Brisbane and Adelaide and a two year agreement effective February 2009 to acquire news radio commercial advertising inventory from eight ARN stations in Sydney, Melbourne, Brisbane and Adelaide. In addition, via various joint ventures, Austereo and ARN operate four radio stations in Canberra (included above) and Newcastle that account for approximately an additional 1% of our commercial advertising inventory in Australia. If we are unable to retain Austereo and/or ARN as a network affiliate, the amount of our radio commercial advertising inventory would decrease significantly. As a result, we would likely experience a corresponding or greater decrease in revenues from sales of our radio commercial advertising inventory, which may be compounded by the decrease in value of our Australian advertising network as a whole due to the reduction in our Australian audience reach. This would be particularly damaging because Australia is currently our only profitable subsidiary. Should this occur, it would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.
The loss of Corus Entertainment, Inc. as one of our network affiliates in Canada would significantly decrease the amount of our commercial advertising inventory in Canada, which could have an adverse effect on our results of operations and our stock price.
     Corus Entertainment, Inc. (“Corus”), one of our Canadian network affiliates, is one of the largest radio broadcasters in Canada and its radio stations comprise almost half of our affiliate network stations (excluding suburban regional stations) in Canada. Corus currently provides us with approximately 58% of the Canadian radio commercial advertising inventory we receive (excluding suburban regional stations) pursuant to a four year contract effective January 1, 2009 pursuant to which we provide traffic reporting services and receive radio traffic inventory from 24 Corus stations in Vancouver, Edmonton, Calgary, Winnipeg, Toronto, Montreal and Hamilton. In addition, we have a separate contract with one additional Corus station. If Corus were to not renew our agreement, and we were unable to replace their stations as network affiliates with comparable stations, we would have a significantly reduced presence in terms of amount of commercial advertising inventory and audience delivery in seven of our eight markets. If this were to occur, it would be difficult for us to become profitable in Canada which would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.

The loss of GCAP Media Services Limited or Bauer Radio Limited as one of our network affiliates in the United Kingdom would significantly decrease the amount of our commercial advertising inventory, which could have an adverse effect on our results of operations and our stock price.
     We provide traffic reporting services and receive radio commercial advertising inventory on 72 radio stations throughout the United Kingdom pursuant to a two year agreement with GCAP Media Services Limited (“Global”) that commenced November 17, 2008. The Global radio stations accounted for approximately 20% of our United Kingdom radio traffic adverting inventory as of June 30, 2009 and approximately 30% of the traffic network’s impacts. We also provided entertainment news services to, and received radio commercial advertising inventory from, certain Global stations pursuant to an arrangement that terminated as of July 1, 2009. We provide traffic reporting services to, and receive radio commercial advertising inventory on, 37 radio stations throughout the United Kingdom pursuant to a two year agreement with Bauer Radio Limited (“Bauer”) that commenced September 1, 2008. The Bauer radio stations accounted for approximately 16% of our United Kingdom radio traffic adverting inventory as of June 30, 2009 and approximately 29% of the traffic network’s impacts. We also provide entertainment news reporting services to, and receive radio commercial advertising inventory on, 37 Bauer radio stations throughout the United Kingdom pursuant to a two year agreement that commenced September 1, 2008. The Bauer radio stations accounted for approximately 29% of our United Kingdom radio entertainment news adverting inventory as of July 1, 2009 and approximately 50% of the entertainment news network’s impacts. If we are unable to retain Global and/or Bauer as a network affiliate, the amount of our radio commercial advertising inventory would decrease significantly. As a result, we would likely experience a corresponding or greater decrease in revenues from sales of our radio commercial advertising inventory, which may be compounded by the decrease in value of our U.K. advertising network as a whole due to the reduction in our U.K. audience reach. This would also likely lead to an impairment of at least a portion of the intangible assets (including radio station contracts and goodwill) related to our acquisition of Unique, which had a carrying value of $21.6 million as of June 30, 2009. Should this occur, it would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.
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
     Nearly all of our expenditures are made and nearly all of our revenues are generated outside of the United States. However, we report our financial condition and results of operations in U.S. dollars. As a result, any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of our revenues and expenses. If foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. Such a decrease in reported U.S. sales occurred in Australia for the year ended June 30, 2009 as our Australian revenues decreased 4% when measured in U.S. dollars but increased 16% when measured in Australian dollars. Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. For example, the exchange rates to U.S. dollars from Australian dollars applicable to our income statement data for fiscal years 2009, 2008, 2007, 2006, 2005, 2004 and 2003 are approximately 0.7446, 0.8969, 0.7859, 0.7473, 0.7539, 0.7140, and 0.5850, respectively. Though we have determined it is not necessary and have not hedged our exposure to foreign currency exchange rate changes, we may choose to hedge our exposure to foreign currency exchange rate changes in the future. There is no guarantee such hedging, if undertaken, will be successful.
If we fail to expand into new markets, we may be unable to increase our revenue and expand our profits in the future.
     Although our current business operations are conducted in Australia, Canada and the United Kingdom, we intend to explore future opportunities to expand our operations into additional international markets as opportunities present themselves and as our financial resources permit. Our continued growth and expansion as a company is dependent, in part, on our ability to establish relationships with radio and television stations in new international markets by developing new operations or acquiring existing operations. We have begun to explore opportunities for expansion into several European markets. To date, however, we have not contracted to provide services to any radio or television stations in any European market other than the United Kingdom and we have no commitments or agreements with respect to any acquisitions in these markets. Despite our interest and recent activities in exploring expansion into additional international markets, there can be no assurance that we will be able to establish operations in new markets or that we will be able to finance such acquisitions or expansion in the future. There can be no assurance that we will be able to integrate successfully any acquired business or realize any operating efficiencies from any acquisition. Further, if we engage in any such strategic transaction, we may encounter unforeseen operating challenges and expenses that may require a significant amount of management time that otherwise would be devoted to running our operations, which may harm the quality of our services and products.

Inexperience in additional international markets increases the risk that international expansion efforts will not be successful.
     Expansion into international markets requires significant management attention and financial resources, and our ability to provide radio traffic reports profitably in Australia may not be indicative of our results in Canada, the United Kingdom or in any other country in which we may attempt to expand. Certain members of our management have experience in operating a business similar to ours in Japan. In 1999, William L. Yde III, our Chairman, President and Chief Executive Officer, Dale C. Arfman, our former Treasurer and Secretary and current board member among others founded Nihon (Japan) Traffic Network, a Japanese entity unrelated to us, which operated a traffic reporting service in the Japanese market (“Japan Traffic Network”). Japan Traffic Network invested significant funds in starting its Japanese operations and experienced a net loss of approximately $8 million from its inception in 1999 until January 2002, after which Japan Traffic Network ceased its operations. Gary O. Benson, another one of our directors, was a director of Japan Traffic Network. The risks and obstacles Japan Traffic Network faced in introducing operations in Japan are indicative of the types of risks and obstacles we may face generally if and when we expand into additional international markets, including:
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
     Our expansion into new Australian, Canadian, United Kingdom and other international markets and continued growth of our services in these markets may require significant additional capital resources. These future capital needs are difficult to predict. We may require additional capital in order to implement an expanded business model, to take advantage of certain opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Moreover, our day-to-day operations require the use of sophisticated equipment and technology. The maintenance and replacement of such equipment requires significant expenditures. In addition, the development of Mobile Traffic Networks’ mobile phone applications could require significant amounts of capital in order to pursue the opportunity, with no guarantee of future profitability. Since the date of our initial public offering in March 2006, we have used the entire $19.1 million of net proceeds of the IPO. $2.3 million of the net IPO proceeds went to the payment of the acquisition of Unique. In addition, our purchase of Unique, including the settlement of the contingent payment obligations, used an additional $13.8 million, for a total purchase price of approximately $16.1 million. These payments constituted a significant portion of our cash on hand at the time of the closing. Although we believe that our current cash and cash equivalents and the availability of financing under our line of credit will be sufficient to fund our operations for the next 12 months, we may need to seek additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. As the terms and availability of financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed equity or debt financing is too high or the terms of such equity or debt financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders and the price of our common stock could decline as a result.

If we fail to manage our growth effectively by investing in the necessary infrastructure, the quality of our products and services may suffer, negatively impacting our Affiliate Contracts.
     Pursuant to our business plan, we have experienced, and continue to experience, rapid expansion of our business and operations which has placed, and will continue to place, significant demands on our management, operational, technical and financial infrastructure. Since March 2005, we have introduced advertising in radio news reports and expanded TV reports in Australia, commenced traffic operations in eight Canadian markets and acquired a competitor in Canada. In the past year in the United Kingdom, we have commenced operations of a traffic reporting service, begun providing service to the Highways Agency and acquired Unique, the largest traffic and entertainment news network in the market. Continued growth will require continued investment in personnel, facilities, technology infrastructure, and financial and management systems and controls, especially if we expand our Canadian and Mobile Traffic operations as currently contemplated. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our Affiliate Contracts and our relationships with network affiliates, potentially resulting in the termination of such Affiliate Contracts and a decrease in our commercial advertising inventory. Furthermore, expansion could result in our expenses increasing faster than our revenue, causing our operating margins to be adversely affected in the short-term and the long-term.
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
     Our success and viability is also dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our management, sales professionals and on-air broadcasters who become recognizable personalities for the radio and television stations for whom they deliver information reports. Although our Affiliate Contracts generally prohibit stations from soliciting our employees for hire, there is no assurance that we will be able retain our most recognizable on-air broadcasters. Our employee relations and related labor costs may be impacted by collective bargaining arrangements, prevailing compensation structures or other employment-related matters. If we are unable to retain broadcasters or attract replacements for them, our network affiliates may become dissatisfied with our delivery of information reports potentially resulting in the cancellation of Affiliate Contracts, a subsequent reduction in commercial advertising inventory and the loss of advertising revenue.
A substantial majority of our operations are out-sourced to third parties in the United Kingdom.
     In the United Kingdom, the substantial majority of our traffic reporting services for radio stations and all of our entertainment news reporting services are out- sourced to third parties pursuant to contracts that were in place when we purchased Unique. While we spend considerable time and effort monitoring the performance of these vendors, ultimately their actions are not under our control. In addition, the agreement governing our receipt of traffic information has a term ending December 31, 2012 and has substantial restrictions on our ability to service our traffic network affiliates directly as well as significant hurdles should we attempt to cancel the agreement, even in the case of a breach. Should important affiliates become dissatisfied with the service provided and cancel their affiliation agreements, our radio commercial advertising inventory may decrease significantly. As a result, we would likely experience a corresponding decrease in revenues from sales of our radio commercial advertising inventory, which may be compounded by the decrease in value of our U.K. advertising network as a whole due to the reduction in our U.K. audience reach. It is also possible that we would be forced to spend more money than we currently do to satisfy our network affiliates and prevent them from cancelling their contracts with us. Should this occur, it would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.
Our broadcasts are subject to regulatory bodies whose rules and regulations may adversely affect our business.
     The ownership, operation and sale of radio and television stations in Australia, Canada and the United Kingdom, and therefore our network affiliates in those markets, are subject to the jurisdiction, regulations and policies of the of the Australian Communications and Media Authority (the “ACMA”), the Canadian Radio-television and Telecommunications Commission (the “CRTC”) and the United Kingdom’s Office of Communications (“Ofcom”), respectively. Such regulation also extends to the content of the information reports and advertising spots we provide to our network affiliates. Among other things, the ACMA, the CRTC and Ofcom adopt and implement regulations and policies that directly or indirectly affect the ownership, operations and sale of radio and television stations, and have the power to impose penalties for violations of their rules. In addition, our violations of the regulations or policies of the ACMA, the CRTC or Ofcom may be a breach of certain of our network affiliates’ contracts. Such regulations may adversely affect our business. We expect to be subject to similar regulations in other geographic markets we enter.
Because our operating subsidiaries are organized under the laws of foreign jurisdictions and substantially all of our assets are located outside of the United States, you may have difficulties collecting on judgments rendered against us in United States courts.
     We are a Nevada corporation and all of our current executive officers and directors reside in the United States. However, Australia Traffic Network, Canadian Traffic Network and UK Traffic Network, our subsidiaries which conduct our current operations, are organized as an Australian proprietary company, an Alberta business corporation, and a private company limited by shares incorporated in England and Wales, respectively. Because substantially all of our assets are owned by these subsidiaries and are located outside of the United States, if stockholders or other third parties obtain judgments against us in United States courts (including judgments based upon the civil liability provisions of the United States federal securities laws), they may be required to seize the equity interests of our foreign subsidiaries in satisfaction of such judgments. Because these subsidiaries are foreign entities, an attempt to seize our equity interests could be frustrated by objections raised in the applicable foreign jurisdiction to the transfer of such interests. Therefore, our stockholders and others may have difficulties in enforcing and collecting upon any potential judgments rendered against us in United States courts.
We have been, and will continue to be, required to implement and maintain additional finance and accounting systems, procedures and controls in order to satisfy requirements under the Sarbanes-Oxley Act of 2002 and the listing requirements of the NASDAQ Global Market, which will increase our costs and divert management’s time and attention.
     Laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for the NASDAQ Global Market, have imposed duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these rules, we have used additional outside legal, accounting and advisory services, all of which may continue to increase our operating expenses in the future. In particular, we have incurred additional administrative expenses relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we implement and maintain an effective system of internal controls and annual certification of our compliance by our independent auditor. Those costs were approximately $0.3 million and $0.4 million for the years ended June 30, 2009 and 2008, respectively.
     Based on the aggregate market value of our common stock not held by affiliates as of December 29, 2007, we qualified as an “accelerated filer” under the Securities Exchange Act of 1934 as of June 30, 2008 and 2009. As a result, our independent registered public accounting firm is required to attest to management’s report of internal controls over financial reporting for fiscal year ending June 30, 2009, which is included on page F-2 of this report. In addition, we are now required to file our annual and quarterly reports (on Forms 10-K and 10-Q, respectively) within 75 and 40 days following the applicable period end, respectively, rather than 90 and 45 days previously. As a company with limited accounting resources, a significant amount of management’s time and attention has been diverted from our business to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.
     In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the Securities and Exchange Commission. This would likely have an adverse affect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the NASDAQ Global Market, which would severely limit the liquidity of our common stock.

     In the absence of an active trading market for shares of our common stock, the price of our common stock may be subject to wide fluctuations and you may find it difficult to resell shares of our common stock.
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
     As of August 31, 2009, directors and executive officers own or are able to vote in the aggregate approximately 31.8% of our issued and outstanding common stock. As such, our directors and executive officers, as stockholders, have significant influence to elect any or all of our directors, as well as influence in connection with all corporate activities, including mergers, proxy contests, tender offers or other purchases of our common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of our common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that you do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control of us. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.
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

     In order to maintain our listing on the NASDAQ Global Market, our common stock must sustain a minimum bid price of at least $1.00 per share and we must satisfy the other requirements for continued listing on the NASDAQ Global Market. In the event our common stock is delisted from the NASDAQ Global Market and we are also unable to maintain a listing on another alternate exchange, trading in our common stock could thereafter be conducted in FINRA’s OTC Bulletin Board or in the over-the-counter markets in the so-called “pink sheets”. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.
     Our low share price and small market capitalization precludes certain institutional investors from holding our stock
     Currently our common stock trades at below $5 per share, which is the minimum share price at which certain institutional investors are willing to own a stock. In addition, in June 2009, we were dropped from the Russell 2000 index due to our market capitalization falling below the cut-off capitalization for the index, which meant that certain mutual funds, pension funds and other institutional investors no longer hold our common stock nor will index funds be making purchases of our common stock in the future. A smaller pool of potential investors for our stock may decrease demand for the shares, resulting in a lower prices for our common stock than might otherwise prevail.
     Because we do not intend to pay dividends on our common stock, you must rely on stock appreciation for any return on your investment.
     We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment in our common stock.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We lease operation centers, broadcast studios and marketing and administrative offices in Australia, Canada, the United Kingdom and the United States. We lease approximately 10,000 square feet in the aggregate in Australia, approximately 13,000 square feet in the aggregate in Canada, approximately 3,000 square feet in the aggregate in the United Kingdom, and approximately 2,000 square feet in the United States related to Mobile Traffic Network pursuant to the terms of various lease agreements. For the year ended June 30, 2009, we incurred approximately $0.8 million in facilities rental expense.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     As of September 8, 2009, we had 21 shareholders of record and an estimated 2,200 beneficial shareholders.
     The Company’s common stock is traded on NASDAQ Global Market under the stock symbol “GNET”. The following table sets forth the range of high and low sales prices on NASDAQ for the common stock for the calendar quarters indicated.

	High	Low

Fiscal 2008
Quarter Ended September 30, 2007	$7.50	$6.25
Quarter Ended December 31, 2007	$7.51	$5.00
Quarter Ended March 31, 2008	$9.19	$6.07
Quarter Ended June 30, 2008	$10.96	$7.75
Fiscal 2009
Quarter Ended September 30, 2008	$10.63	$8.16
Quarter Ended December 31, 2008	$9.18	$4.28
Quarter Ended March 31, 2009	$6.19	$3.03
Quarter Ended June 30, 2009	$5.32	$2.98
The closing sales price for the Company’s common stock on August 31, 2009 was $4.00.

STOCK PERFORMANCE GRAPH
     The Securities and Exchange Commission, requires that we include in this report a line-graph presentation comparing cumulative return to our stockholders (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by us. The following presentation compares our common stock price for the period from our first day of trading on March 24, 2006 through June 30, 2009, to the Nasdaq Composite Index and to the Dow Jones Wilshire Microcap Index.
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
Dividends
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
Securities Authorized for Issuance under Equity Compensation Plans
     On September 30, 2005, the Company adopted the Global Traffic Network, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which was initially approved to grant up to an aggregate of 1,200,000 shares of common stock. The purpose of the 2005 Plan, which was approved by the Company’s stockholders on September 30, 2005, is to increase stockholder value and to advance the interests of the Company by furnishing a variety of economic incentives designed to attract, retain and motivate employees (including officers), certain key consultants and directors of the Company. At its annual stockholders’ meeting held February 26, 2009, the Company’s stockholders approved the Company’s adoption of an Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”) that includes, among other things, an additional 600,000 shares reserved for issuance under the 2005 Plan, increasing the total shares authorized for issuance under the 2005 Plan to 1,800,000.
     The following table sets forth certain information as of June 30, 2009 with respect to the 2005 Plan.

Number of
Securities
Remaining
	Number of		Available
	Securities to be	Weighted	for Future
	Issued Upon	Average	Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation
Plan category	Options	Options	Plans

Equity compensation plans approved by security holders:
Amended and Restated 2005 Stock Incentive Plan	890,067	$5.56	674,999

Total:	890,067	$5.56	674,999

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	—	—	—

Item 6. Selected Financial Data
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of June 30, 2009, June 30, 2008, June 30, 2007, June 30, 2006 and June 30, 2005 and for the fiscal years ended June 30, 2009, June 30, 2008, June 30, 2007, June 30, 2006 and June 30, 2005 have been derived from the audited consolidated financial statements of the Company.
     The selected financial data presented herein assumes that the Share Exchange had occurred as of July 1, 2003 such that Australia Traffic Network had been a wholly owned subsidiary of the Company for all periods presented. However, the balance sheet data as of June 30, 2005 does not include the impact of the issuance of the Share Exchange Notes as part of the Securities Exchange Agreement. Any activity or balances prior to May 16, 2005 (the Company’s date of formation) pertain to Australia Traffic Network. Because the Company and Australia Traffic Network are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation.

In thousands except per share data

	2009	2008	2007	2006	2005
Income statement data for the year ended June 30:
Revenues	$60,337	$50,953	$31,699	$19,502	$15,380
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	40,937	30,456	21,835	15,309	8,708
Selling, general and administrative expenses	15,615	15,214	10,120	6,415	4,175
Depreciation and amortization	2,547	1,500	907	587	282
Net operating income (loss)	1,238	3,783	(1,163)	(2,809)	2,215
Interest expense	39	90	170	319	99
Other (income) expense	(973)	(1,604)	(546)	(220)	(18)
Net income (loss) before taxes	2,172	5,297	(787)	(2,908)	2,134
Income tax expense	3,257	3,565	1,230	88	698
Net (loss) income	(1,085)	1,732	(2,017)	(2,996)	1,436
(Loss) income per common share:
Basic	$(0.06)	$0.10	$(0.16)	$(0.31)	$0.17
Diluted	$(0.06)	$0.10	$(0.16)	$(0.31)	$0.17
Cash dividends declared	—	—	—	233	—
In thousands
Balance sheet data at June 30:

	2009	2008	2007	2006	2005

Cash and cash equivalents	$21,419	$37,541	$7,278	$14,649	$51
Total assets	69,170	62,602	23,840	24,288	6,616
Long-term obligations	3,785	871	1,161	1,508	1,911
Total liabilities	21,866	13,876	9,007	8,680	5,420
Stockholders’ equity	47,304	48,726	14,833	15,608	1,196

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio stations in Australia, Canada and the United Kingdom and we provide traffic information reports to television stations in Australia and Canada. We also provide news information reports to radio stations in Canada, entertainment news reports to radio stations in the United Kingdom and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. We derive a substantial majority of our revenues from the sale to advertisers of commercial advertising inventory associated with these information reports. We obtain this advertising inventory from radio and television stations in exchange for information reports and/or, for certain broadcasters, cash compensation. Although we are a Nevada corporation with principal executive offices located in New York, New York, we do not provide, nor do we intend to provide traffic or news reports to radio or television stations in the United States.
     Our operations are conducted through the following wholly owned direct and indirect subsidiaries:
•     Australia Traffic Network
•     Canadian Traffic Network
•     UK Traffic Network & UK Commercial Traffic Network
•     Mobile Traffic Network
     Global Traffic Network, Inc. is a holding company and conducts no operations. Unless we indicate otherwise, the discussions below regarding our financial condition and results of operations present information on a consolidated basis and all material inter-company transactions and balances have been eliminated. Financial information prior to May 16, 2005 (the date of our formation) pertains solely to Australia Traffic Network.
The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three categories, radio traffic reports, radio news reports and TV reports, based on the content of the report and the medium in which it is delivered. Collectively, we refer to these reports as our “information reports.”
     The radio stations that contract to provide us with traffic and news report advertising inventory become members of our “Radio Network.” Likewise, the television stations that contract to receive our TV reports become members of our “TV Network.” Collectively, we refer to the members of these networks as our “network affiliates.” We currently offer radio traffic and television traffic reports and video footage to our network affiliates in Australia, while obtaining radio news report advertising inventory by paying cash compensation to our news network affiliates. We provide radio traffic reports and TV reports to our network affiliates in Canada, as well as news, weather, business and sports reports to radio network affiliates on a limited basis. In the United Kingdom, we provide radio stations with traffic and entertainment news information and reports that are primarily provided through third party out-source providers that we compensate.
Our Sources of Revenue — Sale of Commercial Airtime Inventory
     In exchange for providing our information reports and/or, for certain broadcasters, cash compensation, our network affiliates provide us with commercial advertising inventory. We generate revenues by packaging and selling this commercial advertising inventory for cash to advertisers on a local, regional or national network basis, except in the United Kingdom where it is sold on a national basis only. To date, we have recognized no revenue related to the bartering of goods and services and do not anticipate entering into barter transactions for the sale of our commercial advertising inventory in the future.
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $42.7 million, or 71%, of our revenues for year ended June 30, 2009. Of such amount, approximately $32.1 million, or 53%, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the year ended June 30, 2008, approximately $44.3 million, or 87% of our revenues, were generated by our Australian operations and approximately $33.9 million, or 67%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the year ended June 30, 2007, approximately $28.4 million, or 90% of our revenues, was generated by our Australian operations and approximately $21.5 million, or 68%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to expand the provision of TV reports and obtain more news report inventory in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in eight Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Ottawa, Edmonton and Winnipeg. As commercial advertising inventory generated from our new Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We also experienced a similar lag when we began to receive news report inventory from Austereo in July 2006. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory associated with additional radio news reports in Australia and our provision of radio traffic and information reports and TV reports in Canada.
Our Expenses
     Our expenses are primarily comprised of three categories: operating expenses, selling expenses and general and administrative expenses. Operating expenses consist of station compensation and all expenses related to the gathering, producing, and broadcasting of our information reports, including aviation costs and expenses, salaries and benefits for our on-air personalities who deliver the information reports and payments to third parties that provide information and reporting services. Station compensation consists of the reimbursement of expenses incurred by stations which we would otherwise incur in providing services to the station, as well as any additional cash consideration paid to a network affiliate in exchange for commercial advertising inventory. We may incur increased expenses in the form of station compensation in connection with adding certain broadcasters to our base of network affiliates. As mentioned above, our experience indicates that in such instances there is generally a delay between acquiring commercial advertising inventory from new network affiliates and the realization of increased revenue from the sale of such inventory. Aviation costs relate to the costs of our airborne surveillance, an integral part of our information gathering, and consist both of payments to outside vendors to lease aircraft and the operating costs (including fuel, maintenance, and insurance costs) associated with the operation of the fleet of aircraft we own. Our fleet of leased and owned aircraft currently consists of:

	Australia		Canada		United Kingdom
	Leased	Owned	Leased	Owned	Leased	Owned
Fixed-wing aircraft	2	1	2	0	0	2
Helicopters	0	4	0	7	0	0
     Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial advertising inventory. General and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, insurance, salaries and benefits for our corporate executive officers, compensation expense related to stock options and restricted stock and legal and accounting fees. Expenses other than selling expenses are generally expensed evenly over the applicable fiscal year.
Basis of Presentation
     We derive substantially all of our revenue and incur a substantial majority of our expenses from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this Form 10-K, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to monetary amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for each quarterly period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates from Australian dollars, Canadian dollars and British pounds to United States dollars applicable to our income statement data for each of the three month periods ended June 30, 2009, 2008, and 2007, March 31, 2009, 2008 and 2007, December 31, 2008, 2007 and 2006 and September 30, 2008, 2007 and 2006 and applicable to our balance sheet data as of June 30, 2009 and 2008 are set forth below:
Australia

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2009	0.7611	June 30, 2009	0.8064
Three month period ended March 31, 2009	0.6645
Three month period ended December 31, 2008	0.6654
Three month period ended September 30, 2008	0.8875
Three month period ended June 30, 2008	0.9444	June 30, 2008	0.9586
Three month period ended March 31, 2008	0.9060
Three month period ended December 31, 2007	0.8890
Three month period ended September 30, 2007	0.8483
Three month period ended June 30, 2007	0.8314
Three month period ended March 31, 2007	0.7863
Three month period ended December 31, 2006	0.7718
Three month period ended September 30, 2006	0.7541

Canada

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2009	0.8567	June 30, 2009	0.8604
Three month period ended March 31, 2009	0.8037
Three month period ended December 31, 2008	0.8259
Three month period ended September 30, 2008	0.9598
Three month period ended June 30, 2008	0.9902	June 30, 2008	0.9790
Three month period ended March 31, 2008	0.9954
Three month period ended December 31, 2007	1.0189
Three month period ended September 30, 2007	0.9566
Three month period ended June 30, 2007	0.9103
Three month period ended March 31, 2007	0.8534
Three month period ended December 31, 2006	0.8776
Three month period ended September 30, 2006	0.8922
United Kingdom

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2009	1.5522	June 30, 2009	1.6458
Three month period ended March 31, 2009	1.4369
Three month period ended December 31, 2008	1.5681
Three month period ended September 30, 2008	1.8921
Three month period ended June 30, 2008	1.9718	June 30, 2008	1.9923
Three month period ended March 31, 2008	1.9783
Three month period ended December 31, 2007	2.0438
Three month period ended September 30, 2007	2.0217
Three month period ended June 30, 2007	1.9850
Three month period ended March 31, 2007	1.9551
Three month period ended December 31, 2006	1.9174
     As reflected above, the U.S. dollar has strengthened significantly compared to the currencies of the markets in which we operate since the year ended June 30, 2008. This strengthening of the U.S. dollar causes our Australian, Canadian and United Kingdom revenue and expenses to be lower than they otherwise would be if the exchange rates were consistent for both periods. We estimate that the impact from the currency changes in Australia, Canada and United Kingdom on our operating results for the fiscal years ended June 30, 2009 and 2008 compared to the fiscal years ended June 30, 2008 and 2007, respectively has been increase or (decrease) income statement data as follows:

	Year	Year
	ended	ended
	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)

Australia
Net revenue	$(8,690)	$5,488
Operating expense	(4,711)	2,762
Sales, general & administrative expense	(1,752)	1,216
Canada
Net revenue	(1,042)	720
Operating expense	(1,113)	730
Sales, general & administrative expense	(307)	247
United Kingdom
Net revenue	(2,969)	NM
Operating expense	(2,857)	NM
Sales, general & administrative expense	(322)	NM
Australia, Canada and United Kingdom combined
Net revenue	(12,701)	6,208
Operating expense	(8,681)	3,492
Sales, general & administrative expense	(2,381)	1,463

     Our United Kingdom operations are not included in the table for the year ended June 30, 2008 since our United Kingdom operations did not commence until the second fiscal quarter of the year ended June 30, 2007 so there is not a full year of exchange rates to compare.
     When discussing changes in income statement accounts from the year ended June 30, 2008 to the year ended June 30, 2009 and from the year ended June 30, 2007 to the year ended June 30, 2008, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. Over the past five fiscal years prior to the year ended June 30, 2009 however, the impact of seasonality has been offset by the rapid revenue growth, and in certain cases, favorable exchange rate movements, as revenues for the quarter ending March 31 have exceeded revenues for the quarter ended September 30 during these fiscal years. In addition, over the three fiscal years prior to the year ended June 30, 2009 our revenue in the quarter ending June 30 has exceeded the quarter ended December 31, also due to our rapid revenue growth. Our revenue in the quarter ended June 30, 2009 exceeded our revenue in the quarter ended December 31, 2008 primarily due to incremental revenue attributable to our acquisition of Unique on March 1, 2009. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.
Results of Operations
Year Ended June 30, 2009 Compared With Year Ended June 30, 2008
     Revenues. Revenues increased from approximately $51.0 million for year ended June 30, 2008 to approximately $60.3 million for the year ended June 30, 2009, an increase of approximately 18.2%. Revenues from our Australian operations in fiscal 2009 decreased approximately $1.6 million from the prior year period, with revenues from our Australian radio network decreasing approximately $0.2 million and revenues from our TV network decreasing approximately $1.3 million. The decrease in revenues from our Australian radio networks reflects a decrease of approximately $1.0 million from our traffic network that was partially offset by an approximate $0.8 million increase from our news radio network. Revenues from the sale of inventory related to our Canadian operations in fiscal 2009 increased approximately $0.2 million over the prior year period, to approximately $6.9 million. Revenues for our 2009 United Kingdom operations were approximately $10.7 million compared to $0 for the year ended June 30, 2008. Approximately $6.6 million of our UK revenues was attributable to the Unique business operations that we acquired on March 1, 2009.
     As reflected in Basis of Presentation, revenues were negatively impacted by unfavorable exchange rate movements in Australia and Canada during the year ended June 30, 2009. When measured in local currencies, Australian revenue increased approximately 16.4% and our Canadian revenue increased 19.7%. The most significant portion of the revenue increase in Canada (when measured in local currency) was due to the sale of more spots albeit at a lower rate. The increase in the number of spots sold was primarily due to increased utilization of existing spot inventory. The most significant factors in the increase in revenue in Australia (when measured in local currency) was an increase in the average rate per advertising spot and the number of spots sold. The increase in advertising spots sold was primarily driven by obtaining additional inventory compared to the prior year period.
     Operating expenses. Operating expenses increased from approximately $30.5 million for the year ended June 30, 2008 to approximately $40.9 million for the year ended June 30, 2009, an increase of approximately 34.1%. Approximately $0.3 million of the increase pertained to our Australian operations, which was mainly attributable to higher news station compensation. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian operating expenses increased approximately 22.2% when measured in local currency. Canadian operating expenses during fiscal 2009 increased approximately $0.4 million over the fiscal 2008 period, due primarily to an approximately $1.3 million increase in station compensation that was partially offset by reductions of approximately $0.2 million in employee costs and approximately $0.6 million in aviation expenses. As reflected in Changes in Key Operating Statistics in Local Currencies, the percentage increase in Canadian operating expenses was greater when measured in local currency. Canadian operating expenses increased approximately 22.5% when measured in local currency. Approximately $9.2 million of the increase in operating expenses resulted from costs incurred by UK Traffic Network, the majority of which was related to the cost of providing service under our contract with the United Kingdom’s Highways Agency, which commenced July 1, 2008, and our operation of the Unique business, which we acquired on March 1, 2009. Operating costs related to the Unique business were approximately $5.6 million. The increase in our operating expenses for Mobile Traffic Network was approximately $0.7 million for the year ended June 30, 2009. Mobile Traffic Network was formed March 8, 2008 and therefore was not in existence for a substantial portion of the year ended June 30, 2008.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $15.2 million for the year ended June 30, 2008 to approximately $15.6 million for the year ended June 30, 2009, an increase of approximately 2.6%.

Approximately $0.4 million of the increase pertains to corporate overhead, including an increase of approximately $0.4 million related to the granting of stock options and restricted stock. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $1.2 million for the year ended June 30, 2009 and $0.8 million for the year ended June 30, 2008. Selling, general and administrative expenses in Australia decreased by approximately $1.1 million mainly due to reductions of approximately $0.5 million in general and administrative costs, approximately $0.3 million in the management fee due Global Traffic Network and approximately $0.3 million in selling costs primarily associated with sales staff compensation. The decrease in management fees resulted entirely from changes in currency exchange rates, was offset by a comparable increase on the unconsolidated income statement of Global Traffic Network and was eliminated in consolidation. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian selling, general and administrative expenses increased approximately 6.8% in local currency. Selling, general and administrative expenses in Canada decreased approximately $0.3 million, primarily due to decreases of approximately $0.2 million in sales employee compensation and approximately $0.1 million in general and administrative expenses. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian selling, general and administrative expenses increased approximately 3.0% when measured in local currency. Our selling, general and administrative expenses for the year ended June 30, 2009 for Mobile Traffic Network increased approximately $0.5 million. Mobile Traffic Network was formed March 8, 2008 and therefore was not in existence for a substantial portion of the year ended June 30, 2008. UK Traffic Network selling, general and administrative expenses increased approximately $0.8 million, of which approximately $0.7 million was associated with the newly acquired Unique business operations. Sales expense as a percentage of revenue in Australia decreased from approximately 13.7% for the year ended June 30, 2008 to approximately 13.4% for the year ended June 30, 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $1.5 million for the year ended June 30, 2008 to approximately $2.5 million for the year ended June 30, 2009. Approximately $1.0 million of the increase pertains UK Traffic Network including approximately $0.8 million of amortization of intangibles acquired in the Unique purchase. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian depreciation and amortization expense increased in local currencies and was largely offset due to changes in exchange rates.
     Interest expense. Interest expense decreased from approximately $90,000 for the year ended June 30, 2008 to approximately $39,000 for the year ended June 30, 2009. The decrease was mainly due to lower amounts of debt outstanding in Australia primarily as a result of regularly scheduled principal amortization.
     Other income. Other income decreased from approximately $1.6 million for the year ended June 30, 2008 to approximately $1.0 million for the year ended June 30, 2009. Other income consists primarily of interest income on our cash balances and the reduction was primarily due to lower interest rates in the current period, unfavorable movement in Australia dollar/U.S. dollar exchange rates and a reduction in cash balances due to purchasing Unique for an initial payment of approximately $12.9 million.
     Income tax expense. Income tax expense decreased from approximately $3.6 million for the year ended June 30, 2008 to approximately $3.3 million for the year ended June 30, 2009. The decrease was primarily due to the decreased net profit in Australia in U.S. dollars for the year ended June 30, 2009 compared to the year ended June 30, 2008 due to the changes in currency exchange rates as well as the income tax benefit in the United Kingdom discussed below. As reflected in Changes in Key Operating Statistics in Local Currencies income tax expense from our Australian operations in local currency increased approximately 15.5%. The effective tax rate in Australia was 30.0% and 30.2% for the years ended June 30, 2009 and 2008, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s tax loss carry forwards in those countries. The UK Commercial Traffic Network realized approximately $0.1 million in tax benefit due to approximately $0.2 million related to the amortization of the deferred tax liability created by the Unique acquisition offset by approximately $0.1 million tax expense related to UK Commecial Traffic Network taxable income for the period March 1, 2009 through June 30, 2009. The tax expense was a non-cash item and was offset against the deferred tax asset acquired as part of the Unique acquisition.
     Net income (loss). Net income (loss) decreased from net income of approximately $1.7 million for the year ended June 30, 2008 to net loss of approximately $1.1 million for the year ended June 30, 2009. Our decrease in net income is primarily attributable to higher non-cash equity compensation and reduced interest income at Global Traffic Network (parent) in 2009, leading to an increase in net loss of Global Traffic Network (the parent) compared to the fiscal 2008 period, as well as start-up losses from Mobile Traffic Network, which had only commenced operations for a small part of the previous year. In addition, the net income attributable to Australia Traffic Network’s operations decreased approximately $0.3 million for the year ended June 30, 2009 when reported in U.S. dollars compared to the year ended June 30, 2008. Although fiscal 2009 Australian net income increased approximately 16.5% in Australian dollars over the fiscal 2008 period (see Changes in Key Operating Statistics in Local Currencies below), the increase was more than offset by the negative effect of changes in foreign currency exchange rates.
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

Australian Operations:

	Year	Year
	Ended	Ended	Percentage
	June 30,	June 30,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	$57,396	$49,323	16.4%
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	30,390	24,871	22.2%
Selling, general and administrative expenses	11,706	10,964	6.8%
Depreciation and amortization expense	994	903	10.1%
Interest expense	52	101	(48.5)%
Other (income)	(878)	(539)	62.9%
Income tax expense	4,542	3,932	15.5%
Net income	10,590	9,091	16.5%
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
Canadian Operations:

	Year	Year
	Ended	Ended	Percentage
	June 30,	June 30,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	$8,023	$6,701	19.7%
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	8,425	6,880	22.5%
Selling, general and administrative expenses	2,348	2,279	3.0%
Depreciation and amortization expense	881	674	30.7%
Interest expense	—	—	—
Other (income)	(30)	(18)	66.7%
Income tax expense	—	—	—
Net loss	(3,601)	(3,114)	15.6%
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
United Kingdom Operations:

	Year	Year
	Ended	Ended	Percentage
	June 30,	June 30,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	£6,892	£—	N/A
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	6,706	667	905.4%
Selling, general and administrative expenses	751	201	273.6%
Depreciation and amortization expense	661	10	6,510.0%
Interest expense	—	—	—
Other (income) expense	(7)	3	(333.3)%
Income tax (benefit) expense	(87)	—	N/A
Net loss	(1,132)	(881)	28.5%
Year Ended June 30, 2008 Compared With Year Ended June 30, 2007
          During the year ended June 30, 2008, we began providing service to our first radio traffic network affiliates in the United Kingdom and our results include a full year of expense related to UK Traffic Network, which was formed in September 2006. We also began to incur costs for Mobile Traffic Network, which was formed in March 2008. Neither UK Traffic Network nor Mobile Traffic Network generated any revenue for the year ended June 30, 2008. Effective July 1, 2008, UK Traffic Network began providing service to the United Kingdom Highways Agency under the Traffic Radio contract, which significantly increased both revenue and expense in the United Kingdom during the fiscal year ending June 30, 2009.
          Revenue. Revenue increased from approximately $31.7 million for the year ended June 30, 2007 to approximately $51.0 million for the year ended June 30, 2008, an increase of approximately 60.9%. The increase in revenues was primarily driven by a $15.9 million increase in revenues from our Australian operations, which is an increase of approximately 56.0%. Additionally, revenues from the sale of inventory related to our Canadian operations increased approximately $3.4 million, an increase of approximately 103.0%. The increase in our Australian revenues consisted of approximately $14.5 million from our radio network and approximately $1.4 million from our TV network. The increase in revenues from our radio network was approximately $11.5 million from our traffic network and approximately $3.0 million from our news network. The most significant portion of the revenue increase in both Australia and Canada was the result of selling more advertising spots than during the previous period, followed by the favorable currency exchange rate movements (see tables below for results in local currency). We generated no revenue from our United Kingdom operations or our Mobile Traffic Network operations during the years ended June 30, 2008 and 2007.
          Operating expenses. Operating expenses increased from approximately $21.8 million for the year ended June 30, 2007 to $30.5 million for the year ended June 30, 2008, an increase of approximately 39.9%. Approximately $5.8 million of the increase pertained to our Australian operations, approximately $1.8 million pertained to our Canadian operations, and approximately $1.0 million of the increase pertained to our United Kingdom operations. Of the increase pertaining to our Australian operations, approximately $4.2 million related to traffic, approximately $1.4 million related to news and approximately $0.2 million related to television. The Australian traffic increase consisted of increased station compensation of approximately $3.5 million and increased employee costs of approximately $0.7 million. The increase in news costs in Australia was primarily due to a $1.5 million increase in station compensation offset by a decrease in employee costs of $0.1 million. The decrease in employee costs resulted from the resignation of our news director whose position was not replaced. The increase in Australia TV expenses was primarily due to higher station compensation. Higher operating expenses in Canada consisted primarily of increases of approximately $0.8 million in employee costs, $0.7 million in station compensation, $0.2 million in aviation costs, $0.1 million in communications costs and $0.1 million in facilities rent. Higher expenses in the United Kingdom primarily resulted from our operating for the entire year ended June 30, 2008, and our incurring additional expenses in providing service and station compensation to our initial eleven radio traffic network affiliates, all of which commenced service during fiscal 2008.
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
          Other income. Other income increased from approximately $0.6 million for the year ended June 30, 2007 to approximately $1.6 million for the year ended June 30, 2008. The increase was primarily due to interest income on the unused proceeds from our follow-on offering which closed on July 31, 2007.
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
Australian Operations:

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
Canadian operations:

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
Liquidity and Capital Resources
     At June 30, 2009, our primary source of liquidity was cash and cash equivalents of approximately $21.4 million. In addition, we also had approximately $1.6 million available under our unused overdraft credit line at June 30, 2009. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. Our excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
     Operating activities. Cash provided by operating activities was approximately $1.0 million for the year ended June 30, 2009, due mainly to positive cash generation from operations (after the net loss was adjusted for non-cash expenses) that was partially offset by negative changes in working capital. The largest uses of working capital were an increase in prepaid and other assets and a reduction in income taxes payable. The decrease in income taxes payable was due to paying our fiscal 2008 Australian income taxes during the period.
     Investing activities. Cash used in investing activities was approximately $14.8 million for the year ended June 30, 2009. The cash used for investing activities was primarily for the purchase of Unique which closed during the period. In addition, we incurred approximately $1.6 million of capital expenditures, the majority of which was for the acquisition of a helicopter in Canada and the rebuilding of helicopter engines in both Canada and Australia.
     Financing activities. Cash used in financing activities was approximately $0.4 million for the year ended June 30, 2009, which consisted primarily of regularly scheduled principal amortization of the outstanding debt balances in Australia.
     Effect of exchange rate changes. Cash was reduced approximately $2.0 million for the year ended June 30, 2009 due primarily to the weakening of the Australian dollar, as a significant portion of our cash and cash equivalents are denominated in Australia dollars.

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
     On March 23, 2006, the SEC declared effective a registration statement of the Company that registered the offer and sale of up to 3,800,000 shares of the Company’s common stock, at $5.00 per share, in the Company’s initial public offering and an additional 570,000 shares of the Company’s common stock eligible for sale if the underwriter for our initial public offering exercised its over-allotment option. The Company’s common stock was approved for trading on the Nasdaq Global Market and began trading on March 24, 2006. The initial closing of our initial public offering, at which the Company sold 3,800,000 shares of common stock, occurred on March 29, 2006, with the Company receiving proceeds of approximately $16.5 million, net of offering expenses and underwriting discounts and commissions. On April 28, 2006, the underwriter for our initial public offering exercised its over-allotment option to acquire an additional 570,000 shares of the Company’s common stock for a purchase price of $4.65 per share (representing the public offering price less underwriting discounts and commissions). On May 4, 2006, the purchase of these shares was completed, resulting in additional net proceeds to the Company of approximately $2.6 million after deducting offering expenses. The aggregate net proceeds of our initial public offering, inclusive of amounts obtained in connection with the over-allotment exercise, were approximately $19.1 million, after deducting underwriting discounts and commissions and offering expenses.
     On November 9, 2005, Canada Traffic Network, our indirect wholly-owned subsidiary, entered into a Senior Note Purchase Agreement (the “Loan Agreement”) with Metro Networks Communications, Inc. (“Metro Inc.”), a Maryland corporation, which held approximately 18.1% of our common stock at the time. Pursuant to the Loan Agreement, Canada Traffic Network borrowed $2 million pursuant to a promissory note. The note accrued interest at an annual rate of 10% and matured and was payable in full on March 29, 2007, the first anniversary of the closing of the initial public offering. The Loan Agreement contained typical loan terms regarding the provision of financial information to Metro Inc. on a scheduled basis, approval by Metro Inc. of business activities out of the ordinary course of business, Canada Traffic Network’s agreement not to make material changes in its business or to operate out of its ordinary course of business and Canada Traffic Network’s agreement to refrain from incurring indebtedness, excepting certain permitted indebtedness. Additionally, Canada Traffic Network agreed not to compete with Metro Inc. in the United States while the note was outstanding. Canada Traffic Network granted a security interest to Metro Inc. in all of its assets, except for future-acquired helicopters financed by unrelated third-parties, as security for the loan. Global Traffic Network, Inc., Global Canada and Australia Traffic Network guaranteed Canada Traffic Network’s obligations under the Loan Agreement. On September 7, 2006, the note was repaid in full. The proceeds of the loan were used to partially fund the Company’s commencing operations in Canada prior to the initial public offering.
     Through Australia Traffic Network, we have in place $1.6 million bank overdraft line of credit facility. Interest on amounts outstanding under the facility is variable at the ANZ Mortgage Index rate plus 0.83% (8.40% at June 30, 2009) and is secured by all assets of Australia Traffic Network. The facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. As a part of the prior extension to May 12, 2007, the lender waived compliance with certain covenants for the year ended June 30, 2006. At June 30, 2009, the balance of the bank overdraft was $0 and the entire $1.6 million was available to us. The facility is denominated in Australian dollars ($2.0 million Australian dollars) and the dollar amounts above have been translated into United States dollars.
     We used the bank overdraft line of credit to finance the purchase of two additional helicopters in April 2005. In September 2005, we refinanced these helicopters under bank term loans in the original principal amount of $1.4 million. The outstanding principal amount of these term loans accrue interest at a fixed annual rate of 6.97%, and we are required to make monthly principal and interest payments under the loans of approximately $29,000. The loans, which mature on September 6, 2010, are secured by the two helicopters. As of June 30, 2009, the outstanding principal amount of these loans was approximately $0.4 million.
     In November 2003, we financed the purchase of a helicopter under a bank term loan in the original principal amount of approximately $0.5 million. The outstanding principal amount of this term loan accrued interest at a fixed annual rate of 8.43%, and we were required to make monthly principal and interest payments under the loan of approximately $15,000. The loan was repaid on November 6, 2008.
     We had a financing lease in place under which we financed the purchase of an automobile. The financing lease accrued interest at 7.67% per year and we were required to make monthly principal and interest payment of approximately $2,000. The financing lease was repaid on August 27, 2008.
     The Company believes its cash and cash equivalents on hand and its overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by Canadian Traffic Network, UK Traffic Network, Mobile Traffic Network and corporate overhead for at least the next twelve months.
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
Contractual Commitments
     The table below sets forth our contractual obligations as of June 30, 2009:

	Payments due by period
		Less			More
		than	1-3	4-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-Term Debt Obligations	$383	$326	$57	$—	—
Interest on Long-Term Debt Obligations	13	11	2	—	—
Operating Lease Obligations	2,748	832	1,261	485	170
Outsource Provider Obligations	10,994	3,259	6,188	1,547	—
Station Obligations	78,410	30,828	43,883	3,699	—

Total	$92,548	$35,256	$51,391	$5,731	$170
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
     We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:
     Revenue recognition. Revenues are earned and recognized at the time commercial advertisements are broadcast. Payments received in advance or amounts invoiced in advance are deferred until earned and such payments and amounts are included as a component of deferred revenue in the accompanying balance sheets. All revenues pertain to cash sales. We determine that commercial advertisements are broadcast based on the announcers’ written verification on the broadcast log or written or electronic verification from our network affiliates for advertisements they broadcast. The broadcast log is a schedule of station, time and advertiser for each report that an announcer broadcasts. The broadcast logs are generated by our scheduling department through our automated scheduling system, based on advertising sales orders and our network affiliate stations’ scheduled report times. Revenues are reported net of commissions given to third party advertising agencies that represent a majority of our advertisers.
     Cash and cash equivalents. We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.
     Accounts receivable. Accounts receivable are recorded at the invoice amount and are not interest bearing. We perform credit evaluations of our new advertisers and generally require no collateral. We provide for losses from uncollectible accounts based on analyzing historical data and current trends. Such losses have historically been minimal in relation to revenues. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. Management has established an allowance for doubtful accounts of approximately $150,000, $292,000, and $93,000 as of June 30, 2009, 2008 and 2007, respectively.
     Income taxes. We have adopted the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the statement of income in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. Currently, 100% of the U.S and Canadian tax loss carry-forwards generated by us are allowed for since it is unclear whether we will ever have U.S. income, to utilize the tax loss carry-forwards and foreign tax credits and it is not yet reasonably certain that our operations in Canada will be profitable in the future to utilize these tax loss carry-forwards. In addition, we have made a 100% allowance for the losses of UK Traffic Network (but not UK-Commercial Traffic Network) since we are unable to offset these losses against the expected future profits of UK-Commercial Traffic Network, which is the subsidiary that was formerly Unique.

     Undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested so no provision for United States federal or state taxes has been made. Upon repatriation of these earnings, via dividends or otherwise, we would be subject to United States federal and state income taxes (subject to an adjustment for foreign tax credits). We may also be subject to withholding taxes on any distribution in the foreign countries. The determination of the amount of the unrecognized deferred tax liability is not practicable.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our financial statements. We adopted the remaining requirements of SFAS 157 on July 1, 2009 and do not expect the remaining provisions of SFAS 157 to have a material impact on our consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows for the one time election to measure financial instruments and certain other assets and liabilities at fair value. SFAS 159 also amends SFAS No. 115 with regards to the presentation of available for sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on July 1, 2008. The adoption of SFAS 159 did not have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. We adopted SFAS 141(R) on July 1, 2009 and do not expect the provisions of SFAS 141(R) to have a material impact on ours consolidated financial position or results of operations. Our acquisition of The Unique Broadcasting Company Limited occurred prior to our adoption of SFAS 141(R).
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source authoritative nongovernmental United States Generally Accepted Accounting Principles (“U.S. GAAP”) as of July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one location. All existing accounting standard documents are superseded by Codification and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted SFAS 168 on July 1, 2009 and do not expect the provisions of SFAS 168 to have a material impact on our consolidated financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations” as well as other U.S. GAAP. SFAS 142-3 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. We adopted SFAS 142-2 on July 1, 2009 and do not expect the provisions of SFAS 142-3, to have a material impact on our consolidated financial position or results of operations. We have significant intangible assets due to our acquisition of Unique on March 1, 2009
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percent decrease in the interest rates we earn on these balances would reduce interest income approximately $0.2 million on an annual basis based on the balances at June 30, 2009. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. Our total outstanding long-term debt at June 30, 2009 was approximately $0.4 million and was subject to a fixed interest rate. None of our outstanding long-term debt was subject to a variable interest rate. In addition, we had an unutilized bank overdraft line of credit of approximately $1.6 million that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk since none of our outstanding balance of debt is subject to a variable interest rate and we have no current plans to borrow money under the bank overdraft line of credit.

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
Accounts Receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 2% of our annual revenue. However, one advertising agency that represents a number of our clients constituted approximately 14% of our revenues for the year ended June 30, 2009 and approximately 13% of our net accounts receivable as of June 30, 2009. In addition, another advertising agency that represents a number of the Company’s clients in Australia and United Kingdom constituted approximately 10% of the Company’s revenues for the year ended June 30, 2009 and approximately 9% of the Company’s net accounts receivable as of June 30, 2009.
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
          The consolidated financial statements and the related notes thereto of the Company are indexed on page F-1 through F-24 herein.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Disclosure controls and procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
          Internal control over financial reporting
          Management’s Annual Report on Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
     Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of June 30, 2009.
     Excluded Acquired Companies
The SEC’s general guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal control over financial reporting for an acquired business during the first year following such acquisition if, among other circumstances and factors, there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, we completed the acquisitions of Unique in during fiscal 2009 prior to June 30, 2009. Unique represents approximately 39% of our total assets as of June 30, 2009 and approximately 11% of our revenues for the year then ended. Management’s assessment and conclusion on the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of June 30, 2009 excludes an assessment of the internal control over financial reporting of Unique.
          BDO Kendalls Audit & Assurance (NSW-VIC) Pty Ltd, the independent registered certified public accounting firm that audited our financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting and has issued an attestation report on our internal control over financial reporting, which is included herein.
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
     On September 10, 2009, Global Traffic Network, Inc. issued a press release reporting the financial results for the three and twelve month periods ended June 30, 2009. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
          The following table sets forth the name, age and positions of each of our directors and executive officers as of August 31, 2009:

			Independent
Name	Age	Position	Director
Directors and Executive Officers
William L. Yde III	56	Chairman, Chief Executive Officer and President	No
Scott E. Cody	43	Chief Operating Officer and Chief Financial Officer	—
Ivan N. Shulman	47	Senior Vice President and Director of International Sales	—
Gary L. Worobow	44	Executive Vice President, Business and Legal Affairs	—
Dale C. Arfman	56	Director	No
Gary O. Benson	65	Director	Yes
Shane E. Coppola	43	Director	Yes
Stuart R. Romenesko	46	Director	Yes
William M. Mower	51	Director	Yes

Other Key Employees
B. William Pezzimenti	59	President and Director of Australia Traffic Network	—
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
     Scott E. Cody joined us in June 2005 and was appointed Chief Financial Officer and Chief Operating Officer by the Board of Directors in September 2005. Prior to joining us, Mr. Cody held various positions with Metro Networks, Inc., serving as Vice President of Finance from 1997 to June 2002 and Senior Vice President of Business Development from July 2002 to June 2005. Prior to joining Metro Networks, Inc., Mr. Cody was Vice President of Finance for Tele-Media Broadcasting Company.
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
     Gary L. Worobow has served as the Company’s Executive Vice President, Business and Legal Affairs since March 2009, and served as a member of our Board of Directors from December 2006 through February 2009. Mr. Worobow served as Executive Vice President and General Counsel of Five S Capital Management, Inc from January 2006 to February 2009. Previously, Mr. Worobow was with Westwood One, Inc. where he served as Executive Vice President, Business Affairs and Business Development from 2003 through 2006, and as Senior Vice President and General Counsel from 1999 through 2002. Mr. Worobow was a founder and General Counsel of Columbus Capital Partners, LLC from 2002 through 2003. In addition, Mr. Worobow held the positions of Senior Vice President, General Counsel and Board Member for Metro Networks, Inc. from 1995 to 1999.
     Dale C. Arfman, a director of our Company since May 2005, was one of our co-founders and served as our Treasurer and Secretary from September 2005 to July 2009. Mr. Arfman had been with The Australia Traffic Network Pty Limited since 1999. In 1999, Mr. Arfman was a co-founder of (Nihon) Japan Traffic Network and served as its Chief Financial Officer and as a member of its Board of Directors from 1999 to January 2002, at which time the company suspended operations. From 1996 to 1999, Mr. Arfman contributed to the development of traffic networks in Oklahoma City, Albuquerque and Omaha as an officer of Wisconsin Information Systems, Inc. dba Milwaukee Traffic Network. Prior to his involvement in the traffic business, Mr. Arfman was a loan officer with Bank One Indianapolis.
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
     Shane E. Coppola has been a member of our Board of Directors since June 2006. Mr. Coppola served as President and Chief Executive Officer of Westwood One, Inc. from May 2003 until December 2005, and served as a director of Westwood One, Inc. from October 2003 until December 2005. From May 2002 to May 2003, Mr. Coppola was the Managing Partner of Columbus Capital Partners, LLC, which he founded. From September 1999 to May 2002, Mr. Coppola served as Executive Vice President of Westwood One’s Metro and Shadow Broadcasting operations. From 1992 to September 1999, Mr. Coppola was a director and Executive Vice President of Metro Networks, Inc. Currently, Mr. Coppola serves as the Managing Member of American Skating Entertainment Centers, LLC, a company that owns and operates ice skating facilities.
     Stuart R. Romenesko has been a member of our Board of Directors since February 2007. Mr. Romenesko currently owns his own financial and management consulting firm focused in the areas of finance, operations and strategy. Mr. Romenesko served as an executive to Petters Group Worldwide, LLC from October 2002 until October 2006. From January 2000 to October 2002, Mr. Romenesko was Executive Vice President, Chief Financial Officer, co-Founder and Director of Magnum Technologies Inc. From January 1994 to June 1999, he served as Senior Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary for ValueVision International, Inc., also known as ShopNBC. Mr. Romenesko, a Certified Public Accountant, has held various positions at both regional and international accounting firms. In addition, Mr. Romenesko has completed the Director Training & Certification Program offered by the UCLA Anderson School of Management.
     William M. Mower has been a member of our Board of Directors since March 11, 2009. Mr. Mower has been engaged in the private practice of law since 1982, practicing primarily in the areas of corporate, securities and real estate law, with the Minneapolis, Minnesota law firm of Maslon Edelman Borman & Brand, LLP, which has rendered and is continuing to render legal services to the Company.
     B. William Pezzimenti currently serves as the President and a member of the Board of Directors of The Australia Traffic Network Pty Limited, having served as a sales representative since February 1998 and as sales director since March 2000. Prior to joining Australia Traffic Network, Mr. Pezzimenti was the manager of retail development for the CBS television affiliate in Buffalo, New York.

Compliance with Section 16(a) of the Exchange Act
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company, or written representations that no Forms 5 were required, the Company believes that its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2009.
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
          The Company is committed to conducting business lawfully and ethically. All of its employees, including its Chief Executive Officer and senior financial officers, are required to act at all times with honesty and integrity. The Company’s Code of Business Conduct and Ethics covers areas of professional conduct, including workplace behavior, conflicts of interest, fair dealing with competitors and vendors, the protection of Company assets, trading in Company securities and confidentiality, among others. The Code of Business Conduct and Ethics requires strict adherence to all laws and regulations applicable to our business and also describes the means by which any employee can provide an anonymous report of an actual or apparent violation of our Code of Business Conduct and Ethics. In addition to the Code of Business Conduct and Ethics, the Company has adopted a separate Code of Ethics specifically applicable to the Company’s Chief Executive Officer and senior financial officer(s), including the Chief Financial Officer and principal accounting officer (if different from the Chief Financial Officer).
          The full text of the Code of Business Conduct and Ethics and the Code of Ethics specifically applicable to the Company’s Chief Executive Officer and senior financial officers are each available online at www.globaltrafficnetwork.com (click on “Investor Relations,” “Corporate Governance” “Committees and Charters” and “Code of Business Conduct and Ethics”).
Audit Committee of the Board of Directors
     The Company has established a three-member audit committee within its Board of Directors that currently consists of Chairman Stuart R. Romenesko, and Messrs. Shane E. Coppola and Gary O. Benson. The audit committee operates under a written charter adopted by the Board of Directors, a current copy of which is available on the Company’s Internet website at www.globaltrafficnetwork.com (click on “Investor Relations,” and “Corporate Governance” “Committees and Charters”). As set forth in the charter, the primary responsibilities of the Audit Committee include: (i) serving as an independent and objective party to oversee the Company’s financial reporting process and internal control system; (ii) reviewing and appraising the audit performed by the Company’s independent accountants; and (iii) providing an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The charter also requires that the audit committee, among other things, review and pre-approve the performance of all audit and non-audit accounting services to be performed by the Company’s independent accountants, other than certain de minimus exceptions permitted by Section 202 of the Sarbanes-Oxley Act of 2002. The audit committee held four meetings during fiscal 2009 and took action by written consent on one occasion. The Board of Directors has determined that at least one member of the audit committee, Stuart R. Romenesko, is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. In addition, each member of the audit committee (including Mr. Romenesko) is an “independent director,” as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers’ listing standards, and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. The Board of Directors has also determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.
Item 11. Executive Compensation
     Compensation Discussion and Analysis
     This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer and our four other most highly compensated individuals who were serving as executive officers as of June 30, 2009. These individuals are referred to in this report as the “named executive officers.”
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
     Each individual component of compensation meets some or all of our compensation goals. Base salary is designed to provide the competitive annual cash compensation required to attract and retain qualified executives. Annual bonus and non-equity incentive plan compensation are performance based awards designed to reward employees for achieving objectives on an individual and/or company wide basis. Stock options and restricted stock are intended to reward employees for long-term company performance and to align employees’ interests with the interests of our stockholders. Prior to fiscal year 2008, the factors considered to date in determining annual cash bonus amounts paid to our named executive officers were subjective and qualitative in nature and entirely within the discretion of our Board of Directors or the compensation committee thereof. In fiscal year 2008, our compensation committee began establishing objective criteria for the awarding of cash bonuses, while reserving the right to grant additional discretionary bonuses in situations it deems appropriate. The award of stock options and/or restricted stock has remained subjective and qualitative by nature and entirely within the discretion of our compensation committee.
     With respect to stock options and restricted stock, our compensation committee has taken into consideration the existing stock ownership of our named executive officers in an effort to tailor the application of our equity incentive compensation policies. Specifically, our compensation committee recognizes that our President and Chief Executive Officer and our former Treasurer and Secretary had substantial stock ownership in our company at the time of our March 2006 initial public offering and continue to hold substantial amounts of our stock. As a result, the compensation committee determined that grants of long-term incentives to these executives in the form of stock options and/or restricted stock are not currently necessary to align their interests with those of our stockholders and to incentivize them to execute our Company’s long-term objectives.
     Mr. B. William Pezzimenti, who serves as President and Director of Australia Traffic Network, was the only named executive officer that received non-equity incentive plan compensation in the form of monthly sales-based commissions during fiscal 2007. Due to the relatively mature nature of our Australian operations, the financial results of these operations were, and continue to be, highly dependant on continued sales of our commercial advertising inventory. Therefore, we believe that providing a component of incentive compensation tied directly to sales of advertising inventory is appropriate for Mr. Pezzimenti. During fiscal 2007, the focus of our earlier stage Canadian operations was more varied. In addition to increasing sales production, our Canadian operations also focused on, among other things, building our infrastructure in multiple Canadian markets and developing relationships with Canadian network affiliates. As a result, we did not elect to provide commission-based non-equity incentive compensation tied to sales of advertising inventory or the fiscal 2007 financial performance of our Canadian business in general. Commencing in fiscal 2008, however, we determined that the nature of our Canadian operations had matured to a level at which we wanted to encourage greater focus on our sales production. In order to do so, we established a commission-based compensation plan for Mr. Ivan Shulman, who serves as our Senior Vice President and Director of International Sales, which is based on the performance of our Canadian operations.
     Although the Company pays Mr. Pezzimenti in Australian dollars, Mr. Pezzimenti’s compensation in this Annual Report on Form 10-K is reported in U. S. dollars. When making compensation determinations regarding Mr. Pezzimenti, our compensation committee performs its analysis in the local currency only and does not take into account portions of compensation increases (or decreases) that, when reported in U.S. dollars, are the result of currency fluctuations. From the year ended June 30, 2007 to the year ended June 30, 2008, the Australian dollar strengthened significantly against the U.S. dollar, so that the increase in Mr. Pezzimenti’s base salary from $282,930 in fiscal 2007 to $430,520 in fiscal 2008, while representing an increase of 52% in U.S. dollars, represented an increase of only 33% when measured in Australian dollars. Conversely, the U.S. dollar strengthened considerably against the Australia dollar during fiscal 2009, so that while Mr. Pezzimenti showed a decrease in his base compensation of 9%, his base compensation increased 9% when measured in Australian dollars.
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
     The compensation committee generally receives and reviews materials in advance of each meeting. These materials include information that the chair of our compensation committee believes will be helpful to the compensation committee as a whole, such as benchmark information, historical compensation data, performance metrics and criteria and, if applicable, the Board of Director’s assessment of our Company’s performance against its goals. When establishing non-equity incentive plan compensation plans, the committee also reviews sales budgets for applicable markets that are internally prepared by management. Upon request by our compensation committee, our Chief Financial Officer and other named executive officers may provide other financial and other information to assist the compensation committee in determining appropriate compensation levels.
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
     Elements of 2009 Executive Compensation
     Base Salary. The base salaries for the named executive officers were initially established pursuant to employment agreements or arrangements entered into at the commencement of the executives’ employment with our Company, which agreements have been amended to reflect extensions of the executives’ terms of employment and changes in base compensation. The base salaries for our executives are established based on the scope of their responsibilities, the level of their experience and the urgency of our need for the executive’s particular skill set, taking into account competitive market data on compensation for similar positions within public companies having a similar market capitalization as ours. Our compensation committee reviews the base salaries of our executives on an annual basis. Subject to existing contractual obligations, salaries may be adjusted as appropriate to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Increases are considered in the context of the general trends in compensation practices, our overall annual budget and in the context of the overall compensation payable to an individual. If our compensation committee believes that increased compensation is warranted based on responsibilities and performance levels that recur from year to year (rather than individual or Company performance over the past year), the increase will generally take the form of an increase in base salary rather than a one-time bonus award. We have entered into written employment agreements with each of Messrs. Yde, Cody and Gary L. Worobow, our Executive Vice President, Business and Legal Affairs. Compensation for Messrs. Pezzimenti and Shulman are governed by unwritten employment arrangements. These agreements and arrangements are described in this report under “Description of Employment Agreements and Arrangements, Salary, and Bonus Amounts.”
     There was no change in the base compensation of Messrs. Yde or Mr. Cody during fiscal 2008. Effective July 1, 2008, we increased the base salary of Mr. Yde from $400,000 to $450,000 and we increased the base salary of Mr. Cody from $300,000 to $315,000, pursuant to their respective employment agreements. Mr. Yde’s agreement provides for a $50,000 annual increase in his base salary upon reaching certain objectives for the preceding fiscal year that are determined annually by the compensation committee or the board of directors at or near the beginning of that fiscal year. Mr. Cody’s employment agreement calls for automatic 5% increases in base salary. The objectives for Mr. Yde during fiscal 2008 and fiscal 2009 were consistent with his annual bonus objectives for those years, which are discussed below. Mr. Yde attained his objectives in fiscal 2008. Although Mr. Yde did not meet the applicable performance objectives for fiscal 2009, the compensation committee elected to increase Mr. Yde’s base salary effective July 1, 2009 by $25,000 primarily due to the increased operational and oversight responsibilities that will result from the Company’s March 1, 2009 acquisition of London-based The Unique Broadcasting Company Limited (now named Global Traffic Network (UK) Commercial Limited) and the corresponding expansion of our United Kingdom business operations. Mr. Cody’s base salary increased to $330,750 effective July 1, 2009 in accordance with the terms of his employment agreement.
     Mr. Pezzimenti’s base compensation increased from A$360,000 to A$480,000 for fiscal 2008. As previously discussed, Mr. Pezzimenti is compensated in Australian dollars and all compensation decisions are based on his local currency without taking into account fluctuations in exchange rates. Mr. Pezzimenti’s increase for fiscal 2008 was approved by Mr. Yde. Effective for fiscal 2009, changes in Mr. Pezzimenti’s base compensation have been approved by our compensation committee. For fiscal 2009, Mr. Pezzimenti’s base compensation was increased to A$525,000. Effective July 1, 2009, Mr. Pezzimenti’s base compensation was increase to A$561,000. Mr. Pezzimenti’s increases in base compensation were in recognition of his continued and consistent success in increasing Australia Traffic Networks sales from period to period.
     Mr. Shulman’s base compensation increased from $300,000 to $350,000 effective May 8, 2008 pursuant to the terms of his employment arrangement. Effective March 1, 2009, Mr. Worobow commenced employment at a base compensation level of $250,000. Due to Mr. Worobow’s previous position as a member of our Board of Directors and our compensation committee, a special committee of disinterested directors approved the terms of Mr. Worobow’s employment agreement, including the level of his base compensation.
     Annual Bonus. Historically, our compensation committee or, in some instances, our Chief Executive Officer has made subjective determinations with respect to annual bonuses based on a named executive officer’s achieving or exceeding individual performance objectives and/or an evaluation of overall Company performance against expectations. Commencing in fiscal 2008, however, our compensation committee began establishing objective criteria for the awarding of cash bonuses by making bonus payments contingent on the Company satisfying certain consolidated operating profit goals for each fiscal year that are determined by the compensation committee at or near the beginning of the applicable fiscal year. Effective July 1, 2008, we amended our employment agreements with each of Messrs. Yde and Cody to reflect this bonus structure, with Mr. Yde eligible to receive a bonus of up to 50% of his base salary and Mr. Cody eligible to receive a bonus of up to $100,000. We have chosen operating profits (EBITDA) as the metric on which to base cash bonus plans for eligible executives because we believe it is a key metric on which our performance is measured by investors and other third parties. Further, we have elected to tie cash bonuses under these plans to operating profits (EBITDA) on a consolidated basis, rather than market by market, because we believe it will incentivize eligible executives to focus on the results of our operations as a whole. The compensation committee has determined that annual incentive compensation for Messrs. Pezzimenti and Shulman should take the form of commission-based bonuses and, consequently, they are not eligible to participate in this bonus program. Although Mr. Worobow also participates in this bonus plan pursuant to the terms of his employment agreement with us, his employment commenced in March 2009 and, therefore, he will first be eligible to earn a bonus under the plan during fiscal 2010. However, pursuant to his employment agreement, we paid Mr. Worobow a signing bonus of $20,833.
     During fiscal 2008, our compensation committee awarded cash bonuses to Messrs. Yde and Cody of $200,000 and $100,000, respectively based on the Company exceeding the fiscal 2008 EBITDA goal of $5.1 million, which was set by the Board of Directors at the beginning of the fiscal year when approving the Company’s fiscal 2008 budget. As a point of reference, the Company’s fiscal 2007 EBITDA was approximately $(0.3) million. For purposes of the bonus calculation, EBITDA is defined as operating income plus depreciation and amortization, excluding the impact of other income and expense.
     For the fiscal year ended June 30, 2009, the performance objectives for Mr. Yde and Mr. Cody were not achieved and, as a result, they did not receive performance-based bonuses for fiscal 2009. The target objective for fiscal 2009 was $10.3 million of EBITDA. Because it was unclear as to when or if our acquisition of Unique would occur, the EBITDA calculation excluded the impact of the acquisition. Actual EBITDA excluding the Unique acquisition was approximately $3.5 million. However, the compensation committee elected to award Messrs. Yde and Cody discretionary bonuses of $112,500 and $50,000, respectively, based primarily upon the substantial efforts expended by each of them in negotiating and consummating our acquisition of Unique. To a lesser extent, the compensation committee awarded such bonuses in recognition of revenue growth in our local markets despite economic conditions that resulted in declines in revenue in such markets over the broader advertising industry. A table summarizing the Company performance against historical EBITDA targets is set forth below:

Fiscal Year	EBITDA Target	Actual EBITDA
2008	$5.1 million	$5.3 million
2009	$10.3 million	$3.5 million*

*	excludes the impact of the Company’s acquisition of Unique
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
     Awards to an executive officer are based upon his or her sustained performance over time, ability to impact results that drive our stockholder value, level of responsibility within the Company, potential to take on roles of increasing responsibility in our Company and competitive equity award levels for similar positions and responsibilities in public companies with comparable market capitalizations. As mentioned above, the award of stock-based compensation has remained subjective and qualitative by nature, and equity awards are not granted automatically to our executive officers on an annual basis. With respect to our President and Chief Executive Officer and our former Treasurer and Secretary, we have recognized their substantial stock ownership positions in our Company and have determined that options grants are not currently necessary to align their interests with those of our stockholders and to incentivize them to execute on our Company’s long-term objectives. During the fiscal year ended June 30, 2008, we granted Mr. Cody 15,000 shares of restricted stock and stock options to purchase up to 50,000 shares of our common stock. The grant to Mr. Cody was made in conjunction with the board meeting roughly corresponding to the anniversary of his employment with our Company and was deemed appropriate in light of his potential to impact our operating and financial results that drive the value of our stock. Mr. Shulman received 15,000 shares of restricted stock, which was made pursuant to his employment arrangement with our Company. Mr. Shulman’s employment arrangement, which was determined at the time he joined our Company, provided for grants of 50,000 share stock options at the commencement of his employment and on the first and second anniversaries thereof. Mr. Shulman agreed to receive the 15,000 share restricted stock grant in lieu of the 50,000 stock options initially contemplated. We granted Mr. Pezzimenti a total of 110,000 stock options during fiscal 2008 pursuant to two separate grants. Each of these grants was discretionary in nature and designed to reward Mr. Pezzimenti for the outstanding performance of the Australia Traffic Network and the importance of the Company’s Australian operations to the Company’s overall performance. We granted no equity stock based awards to our executive officers during fiscal 2009, although Mr. Worobow received 20,000 shares of restricted stock related to his service on our Board of Directors. In July 2009, we granted Mr. Shulman 20,000 shares of restricted stock, and granted Messrs. Worobow and Cody options to purchase 20,000 shares and 100,000 shares of our common stock, respectively. As with previous grants, these grants were intended to more closely align our executives’ interests with those of our shareholders and they were deemed appropriate in light of each executive’s potential to impact our company’s operations over the life of the awards.

     Effective July 1, 2009, Australia has proposed legislation to tax stock options and restricted shares upon grant, rather than vesting or exercise, which significantly diminishes the attractiveness of stock options or restricted stock as long term compensation. For this reason, the compensation committee did not grant Mr. Pezzimenti stock based compensation in July 2009 and is analyzing the best way to modify or replace this component of long term incentive compensation for Mr. Pezzimenti. Our compensation committee will continue to analyze the facts and circumstances surrounding these and other executives when making equity based compensation grant determinations.
     We have not established any stock ownership guidelines for our executives but we believe that a meaningful equity stake in our Company by our executive officers fosters alignment between the interests of our executive officers and those of our stockholders.
     Non-Equity Incentive Plan Compensation — Sales Commissions and Bonuses. As referenced above, Mr. Pezzimenti receives non-equity incentive plan compensation in the form of monthly sales-based bonuses. Our Chief Executive Officer established monthly sales targets for Australia Traffic Network for the fiscal year ended June 30, 2008 and we provided monthly incentives of approximately $11,000 and $5,000 based on achieving roughly 95% and 100%, respectively, of Australia Traffic Network’s sales budget for fiscal year 2008. During fiscal 2008, Mr. Pezzimenti achieved 100% of both of his monthly sales targets for all twelve months of the year. In the aggregate, Australia Traffic Network achieved approximately 108% of its cumulative monthly sales targets for fiscal 2008 and Mr. Pezzimenti received aggregate sales bonuses of approximately $188,353. The Australia Traffic Network annual target for fiscal 2008 was approximately A$46.4 million, which was an increase of approximately 29% over fiscal 2007 sales performance. For fiscal 2009, Mr. Pezzimenti continued to receive monthly sales-based bonuses of approximately $9,000 and $13,000 (based on the average exchange rate for fiscal 2009) for achieving sales targets set by our Chief Executive Officer. The targets for 2009 approximated 100% and 104% of Australia Traffic Network fiscal 2009 monthly sales budgets. Australia Traffic Network’s annual sales budget was approximately A$58.9 million. For fiscal 2009, Mr. Pezzimenti achieved the higher target level four times, the lower target four times and no sales bonus four times, and achieved approximately 98% of his annual sales target over the course of the entire fiscal year. For fiscal 2009, Mr. Pezzimenti received monthly sales-based bonuses totaling $92,175. For fiscal 2010, our compensation committee approved three “tiers” of annual Australian revenue targets for fiscal 2010, each of which corresponds with a specified percentage increase in annual revenue from the Australian operations over the fiscal 2009 period. Mr. Pezzimenti will be entitled to receive monthly cash bonuses upon the Company’s Australian operations achieving monthly portions of the targeted revenue amounts. Depending on the monthly revenue target tier achieved, Mr. Pezzimenti will be entitled to monthly cash bonuses of approximately $6,000, $14,000 or $17,500. Mr. Pezzimenti is not entitled to receive bonus amounts for any month in which the Company’s Australian operations fail to achieve revenues corresponding to the lowest revenue target tier. However, Mr. Pezzimenti has the opportunity to “recapture” any missed monthly cash bonuses by achieving the cumulative revenue target for the quarter in which the monthly sales bonus was not achieved. Mr. Pezzimenti is paid in Australian dollars and the dollar amounts reflected above have been converted to United States dollars utilizing a recent exchange rate. Due to the fixed cost nature of our business, it is anticipated that an increase in revenues will yield significant additional operating income and earnings. The compensation committee evaluates the terms of the non-equity incentive plan applicable to Mr. Pezzimenti on an annual basis and revises the terms of this plan based on their review.
     For the fiscal year ending June 30, 2008, we established a commission-based non-equity compensation plan for Ivan Shulman, Senior Vice President and Director of International Sales, that was based on the performance of our Canadian operations. Under this plan, Mr. Shulman was entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage was 1% if net revenues for the month exceeded C$400,000, 2% if net revenues for the month exceeded C$500,000, 3% if net revenues for the month exceeded C$600,000, or 4% if net revenues for the month exceeded C$700,000. The thresholds were all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned were then converted into U.S. dollars for payment to Mr. Shulman. In addition, Mr. Shulman was entitled to receive separate $100,000 cash bonus payments if Canada Traffic Network achieved positive EBITDA and positive net income prior to the allocation of corporate overhead (if any), respectively. In recognition of Canadian Traffic Network achieving net revenues in excess of C$800,000 for the month of June 2008, at the request of our Chief Executive Officer, the compensation committee agreed to revise the plan to pay 4.5% commission if net revenues exceeded C$800,000. Mr. Shulman reached at least the minimum threshold nine times and received aggregate commissions of $175,596 under the non-equity incentive plan for fiscal 2008. EBITDA of Canada Traffic Network for the 2008 fiscal year was $(2.4) million. For fiscal 2009, Mr. Shulman was similarly entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceeded certain thresholds. The applicable commission percentage was 1% if net revenues for the month exceeded C$700,000, 2% if net revenues for the month exceeded C$800,000, 3% if net revenues for the month exceeded C$900,000, or 4% if net revenues for the month exceeded C$1,000,000. Again, the thresholds were all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned were then converted into U.S. dollars for payment to Mr. Shulman. In addition, Mr. Shulman was entitled to receive separate $100,000 cash bonus payments if Canada Traffic Network achieved positive EBITDA after payments to Mr. Shulman (including his non-equity incentive compensation). EBITDA of Canada Traffic Network less Mr. Shulman’s cash compensation for the 2009 fiscal year was $(2.8) million. For fiscal 2009, Mr. Shulman reached at least the minimum threshold five times and earned aggregate sales-based bonuses of $83,973. For fiscal 2010, our Chief Executive Officer established quarterly sales targets for the Company’s Canadian operations for fiscal 2010 that were approved by the compensation committee. Under this 2010 plan, Mr. Shulman will be entitled to quarterly cash bonuses of $15,000, $30,000 or $45,000 based upon on the Company’s Canadian operations achieving 95%, 100% or 105% of the applicable quarterly sales target. Mr. Shulman is not entitled to receive bonus amounts for any quarter in which the Canadian operations fail to achieve at least 95% of the applicable sales target.
     For each of Messrs. Pezzimenti and Shulman, the sales targets established for a particular fiscal year have been determined using the sales budgets prepared by Company management as a baseline. The compensation committee reviews these budgets with management prior to their adoption and believes that they represent levels that, if achieved, will translate into operating success and increased shareholder value. To provide for meaningful incentives, the compensation committee strives to put in place sales goals that are both challenging yet achievable, and it believes that the Company’s budgets provide a baseline consistent with this approach.

     Severance and Other Benefits Upon Termination of Employment
     In order to achieve our compensation objective of attracting, retaining and motivating qualified executives, we believe that we need to provide our executive officers with severance protections that are consistent with the severance protections offered by public companies with similar market capitalizations. Thus, the current employment agreements with Messrs. Yde, Cody, and Worobow provide for severance benefits in the event of a termination of employment by the Company without cause or by the executive in the event of a material breach by the Company of the executive’s employment agreement. Our compensation committee has determined that it is appropriate to provide these executives with severance benefits under these circumstances in light of their positions with our Company and as part of their overall compensation package. The severance benefits for these executives consist of continued salary for a period of 18 months for Mr. Yde and continued salary (including contractual increases) through the end of the term of Mr. Cody and Mr. Worobow’s employment agreements.
     We believe these severance benefits are consistent with severance arrangements of public companies with similar market capitalizations and provide these executive officers with financial and personal security during a period of time when they are likely to be unemployed. See “Potential Payments Upon Termination or Change in Control” below for a description of the potential payments that may be made to the named executive officers in connection with their termination of employment or a change in control.
     On July 25, 2009, Mr. Dale C. Arfman, who at that time was our Treasurer and Secretary and a member of its Board of Directors, resigned as an employee and an officer effective June 30, 2009. In conjunction with his resignation, we entered into a letter agreement with Mr. Arfman pursuant to which we agreed to pay Mr. Arfman a one-time $6,000 payment and additional monthly payments of $10,416.67 until June 30, 2010, during which time Mr. Arfman has agreed to provide services to the Company in a consulting capacity. The letter agreement, which also provided for a customary release of claims by Mr. Arfman, became effective August 1, 2009.
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
Compensation Committee Report
     The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report Form 10-K.
The Compensation Committee:
Shane E. Coppola
William M. Mower
Summary Compensation Table
     The following summary compensation table reflects cash and non-cash compensation for the fiscal years ended June 30, 2009, 2008 and 2007 awarded to or earned by the named executive officers.

	Fiscal							Non- Equity
Name and	Year			Stock		Option		Incentive Plan
Principal	Ended			Awards		Awards		Compensation		All Other
Position	June 30	Salary ($)	Bonus ($)	($)(1)		($)(1)		($)		Compensation ($)		Total ($)
William L. Yde III	2009	$450,000	$112,500	$0		$0		$0		$12,000	(10)	$574,500
Chairman, President and Chief	2008	$400,000	$0	$0		$0		$200,000	(14)	$12,000	(10)	$612,000
Executive Officer	2007	$362,500	$50,000	$0		$0		$0		$4,000	(10)	$416,500

Scott E. Cody	2009	$315,000	$50,000	$34,000		$218,388		$0		$12,000	(10)	$629,388
Chief Financial Officer and Chief Operating	2008	$300,000	$0	$10,363		$193,110		$100,000	(15)	$12,000	(10)	$615,473
Officer	2007	$223,769	$0	$0		$95,125		$0		$12,504	(2)	$331,398

Dale C. Arfman (9)	2009	$175,000	$0	$0		$0		$0		$12,000	(10)	$187,000
Treasurer and Secretary	2008	$175,000	$0	$0		$0		$0		$12,000	(10)	$187,000
	2007	$175,000	$0	$0		$0		$0		$4,000	(10)	$179,000

Ivan N. Shulman	2009	$350,000	$0	$34,000		$157,832		$83,973	(11)	$12,000	(10)	$637,805
Senior Vice President and Director of	2008	$307,765	$0	$10,363		$164,367		$175,596	(7)	$12,000	(10)	$670,091
International Sales	2007	$254,886	$100,000	$0		$81,540		$0		$6,500	(10)	$442,926

B. William Pezzimenti (3)	2009	$390,954	$0	$0		$116,264		$92,175	(12)	$52,786	(5)	$652,179
President and Director of	2008	$430,520	$0	$0		$71,032		$188,353	(6)	$24,608	(5)	$714,513
Australia Traffic Network	2007	$282,930	$0	$0		$34,433		$206,062	(4)	$21,562	(5)	$544,987

Gary Worobow (8)	2009	$83,333	$20,833	$72,018	(13)	$49,300	(13)	$0		$4,000	(10)	$229,484
Executive Vice President, Business and Legal	2008	$0	$0	$17,195	(13)	$49,300	(13)	$0		$0		$66,495
Affairs	2007	$0	$0	$0		$27,732	(13)	$0		$3,000	(16)	$30,732

(1)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2009, 2008 and 2007 in accordance with FAS 123(R). Assumptions used in calculating this amount are included in Note 12 to our audited financial statements for the fiscal year ended June 30, 2009, which are included elsewhere in this report.

(2)	Consists of $6,504 of reimbursement for health benefit premiums paid by the employee and $6,000 in payments in lieu of medical insurance.

(3)	Mr. Pezzimenti is paid in Australian dollars. For the purposes of this table, his compensation has been converted to United States dollars utilizing the average monthly exchange rate for the fiscal years ended June 30, 2009, 2008 and June 30, 2007.

(4)	Represents non-equity incentive plan compensation in the form of monthly sales-based commissions. Our Chief Executive Officer established monthly sales targets for The Australia Traffic Network for the fiscal year ended June 30, 2007. If The Australia Traffic Network achieved at least 100% of its sales target for a particular month, Mr. Pezzimenti was entitled to receive a commission payment equal to the amount by which 2% of that month’s net sales exceeded his monthly base salary. If Australia Traffic Network achieved at least 95% but less than 100% of its sales target for the month, Mr. Pezzimenti was entitled to receive a commission payment equal to the amount by which 1.5% of that month’s net sales exceeded his monthly base salary. Mr. Pezzimenti was not entitled to receive commissions for any month in which Australia Traffic Network failed to achieve at least 95% of its sales target. However, we agreed to “true-up” the commission payments to Mr. Pezzimenti on a quarterly basis such that Mr. Pezzimenti was entitled to received the entire 2% or 1.5% of net sales, as applicable, if Australian Traffic Network failed to achieve 100% or 95% of its sales target for a particular month but achieved the applicable threshold percentage of the cumulative sales targets for the entire three month period.

(5)	Consists of automobile related costs incurred for the benefit of the employee. At the beginning of fiscal 2009 we transferred ownership of the automobile used by Mr. Pezzimenti but owned by us to Mr. Pezzimenti in exchange for the elimination of the obligation to provide him a company paid automobile. The compensation for fiscal 2009 represents the book value of the automobile at the time of transfer, which we believe approximated the fair value of the automobile.

(6)	Represents non-equity incentive plan compensation in the form of monthly sales bonuses. Our Chief Executive Officer established monthly sales targets for Australia Traffic Network for the fiscal year ended June 30, 2008 and provided monthly incentives of approximately $11,000 and $5,000 based on these sales targets.

(7)	Represents non-equity incentive plan compensation in the form of monthly sales commissions. Mr. Shulman was entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage is 1% if net revenues for the month exceed C$400,000, 2% if net revenues for the month exceed C$500,000, 3% if net revenues for the month exceed C$600,000, 4% if net revenues for the month exceed $700,000 or 4.5% if net revenues exceed C$800,000. The thresholds are all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned are then converted into U.S. dollars for payment to Mr. Shulman.

(8)	Mr. Worobow served on our Board of Directors from December 8, 2006 until March 1, 2009. Effective March 1, 2009, Mr. Worobow resigned as a director and commenced employment with the Company as its Executive Vice President, Business and Legal Affairs. Compensation for periods prior to March 1, 2009 pertains to his service on our Board of Directors.

(9)	Mr. Arfman resigned as our Secretary and Treasurer effective June 30, 2009. Mr. Arfman continues to serve on our Board of Directors.

(10)	Consists of an additional $1,000 per month paid to executive in lieu of the Company providing medical insurance.

(11)	Represents non-equity incentive plan compensation in the form of monthly sales commissions. Mr. Shulman was entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage was 1% if net revenues for the month exceeded C$700,000, 2% if net revenues for the month exceeded C$800,000, 3% if net revenues for the month exceeded C$900,000, or 4% if net revenues for the month exceeded C$1,000,000. The thresholds were all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned were then converted into U.S. dollars for payment to Mr. Shulman.

(12)	Represents non-equity incentive plan compensation in the form of monthly sales bonuses. Mr. Pezzimenti received monthly sales-based bonuses of approximately $9,000 and $13,000 (based on the average exchange rate for fiscal 2009) in fiscal year 2009 for achieving sales targets set by our Chief Executive Officer. The targets for 2009 approximated 100% and 104% of Australia Traffic Network’s fiscal 2009 monthly sales budgets. Australia Traffic Network’s annual sales budget was approximately A$58.9 million.

(13)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) for fiscal 2009 that is associated with restricted stock and stock options granted in connection with Mr. Worobow’s service as a director of the Company.

(14)	Mr. Yde was eligible to receive a bonus of 50% of his base salary based upon the Company exceeding a fiscal 2008 EBITDA goal of $5.1 million. For purposes of the bonus calculation, EBITDA is defined as operating income plus depreciation and amortization, excluding the impact of other income and expense. Actual 2008 EBITDA was approximately $5.3 million.

(15)	Mr. Cody was eligible to receive a bonus of $100,000 based upon the Company exceeding a fiscal 2008 EBITDA goal of $5.1 million. For purposes of the bonus calculation, EBITDA is defined as operating income plus depreciation and amortization, excluding the impact of other income and expense. Actual 2008 EBITDA was approximately $5.3 million.

(16)	Represents cash fees paid for attendance at board meetings in Mr. Worobow’s capacity as a director of the Company.

Compensation of Named Executive Officers
     The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our named executive officers in fiscal years 2009, 2008 and 2007. The primary elements of the named executive officers’ total compensation reported in the table are base salary, cash bonus, long-term equity incentive consisting of stock options and/or restricted stock and non-equity incentive plan compensation in the form of sales-based commissions. Our named executive officers also earned or were paid the other benefits listed in column entitled “All Other Compensation” of the Summary Compensation Table, as further described in the footnotes to the table.
     The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each named executive officer’s employment agreement, base salary and bonus is provided immediately following this paragraph. The Grants of Plan-Based Awards in Fiscal 2009 table, and the description of the material terms of the stock options and restricted stock granted in fiscal 2009 that follows it, provide information regarding the long-term equity incentives awarded to named executive officers in fiscal 2009. The Outstanding Equity Awards at Fiscal 2009 Year-End table provides further information on the named executive officers’ potential realizable value with respect to their equity awards. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our named executive officers under certain circumstances.
Description of Employment Agreements and Arrangements, Salary, and Bonus Amounts
     Employment Agreement with William L. Yde III
     Salary and Bonus. On November 18, 2005, we entered into an employment agreement with William L. Yde III, our Chief Executive Officer and President that has a term of five years and became effective on March 29, 2006, the closing date of our initial public offering. Pursuant to this agreement, as amended to date, Mr. Yde currently receives a base salary of $475,000 per year and is entitled to $50,000 increases in his base salary on July 1 of each year provided that the Company achieves certain profit levels to be determined by the Board for the preceding fiscal year. Mr. Yde is also entitled to receive an annual performance-based bonuses of up to 50% of his annual base salary for each fiscal year during the agreement’s term. The amount of each year’s bonus, if any, will be determined and paid based upon satisfaction of certain operating profit goals to be determined by our compensation committee for the applicable fiscal year and is contingent upon Mr. Yde remaining an active employee of the Company through the end of the applicable fiscal year. Mr. Yde’s employment agreement provides that unless and until the Company elects to provide its United States based employees with medical insurance, the Company will pay Mr. Yde $1,000 per month in lieu providing him with medical insurance. The agreement requires Mr. Yde to devote substantially all of his working time to our Company. Also pursuant to the agreement, our Board of Director, in its sole discretion, may grant Mr. Yde up to 500,000 shares of our common stock (as adjusted for stock splits, stock combinations, reorganizations or similar events) if our stock has traded at an average closing sales price of $30.00 per share for 20 consecutive trading days during the term of the agreement, as reported on the NASDAQ Global Market (or such other market or exchange if our common stock is then quoted or listed on a market or exchange other than the NASDAQ Global Market).
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
     Employment Agreement with Scott E. Cody
     Salary and Bonus. On February 14, 2006, we entered into an employment agreement with Scott E. Cody, our Chief Operating Officer and Chief Financial Officer. As amended to date, the agreement has a term that expires on June 30, 2011. Pursuant to the amended agreement, Mr. Cody is currently entitled to receive a base salary of $330,750 per year and will be subject to 5% increases on July 1 of each year during the term of the agreement. Mr. Cody is also entitled to receive an annual performance-based bonus of up to $100,000 for each fiscal year during the agreement’s term. The amount of each year’s bonus, if any, will be determined and paid based upon satisfaction of certain operating profit goals to be determined by the compensation committee for the applicable fiscal year and is contingent upon Mr. Cody remaining an active employee of the Company through the end of the applicable fiscal year. Mr. Cody’s employment agreement provides that unless and until the Company elects to provide its United States based employees with medical insurance, the Company will pay Mr. Cody $1,000 per month in lieu providing him with medical insurance. The employment agreement, as amended, requires Mr. Cody to devote substantially all of his working time to our Company.
     Equity-based Incentives. In connection with entering into the employment agreement, our Board of Directors approved a grant to Mr. Cody of an option to purchase 100,000 shares of our common stock. This option, which was granted on March 23, 2006 (the effective date of our initial public offering), has an exercise price equal to $5.00 (the initial public offering price) and vested over three years with 33,334 shares vesting on March 23, 2007 and 33,333 shares vesting on each of March 23, 2008 and March 23, 2009. In addition, on March 29, 2007, upon approval by the compensation committee of the Board of Directors, we granted Mr. Cody stock options to purchase an additional 100,000 shares of our common stock at an exercise price equal to $5.25 per share. The option vests over three years with 33,333 shares vesting on each of March 29, 2008 and 2009, and 33,334 shares vesting on March 29, 2010. On March 12, 2008, upon approval of the compensation committee of the Board of Directors, we granted Mr. Cody 15,000 shares of restricted stock of our common stock and stock options to purchase an additional 50,000 shares of our common stock at an exercise price equal to $6.80 per share. The option vests over three years with 16,666 shares vesting on March 12, 2009, and 16,667 shares vesting on each of March 12, 2010 and 2011. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three equal annual installments of 5,000 shares each on March 12, 2009, 2010 and 2011. On July 9, 2009, upon approval by the compensation committee of the Board of Directors, we granted Mr. Cody stock options to purchase an additional 100,000 shares of our common stock at an exercise price equal to $3.76 per share. The option vests over three years with 33,333 shares vesting on each of July 9, 2010 and 2011 and 33,334 shares vesting on July 9, 2012.
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
Employment Agreement with Dale C. Arfman
     Salary and Bonus. On November 18, 2005, we entered into an employment agreement with Dale C. Arfman, our Treasurer and Secretary. The agreement had a term of three years and became effective on March 29, 2006, the closing date of our initial public offering and expired on March 31, 2009, at which point Mr. Arfman’s employment continued on “at-will” basis until June 30, 2009. Pursuant to this agreement, Mr. Arfman was entitled to receive an initial base salary of $175,000 per year. Mr. Arfman was also eligible to receive a cash bonus or a bonus in the form of stock awards or grants of options to purchase our capital stock, dependent upon such factors or goals as may be determined by the Board from time to time. We had agreed that unless and until the Company elects to provide its United States based employees with medical insurance, the Company would pay Mr. Arfman $1,000 per month in lieu providing him with medical insurance. The agreement required Mr. Arfman to devote substantially all of his working time to our Company.
     On July 25, 2009, Mr. Arfman, resigned as an employee and an officer of the Company. In conjunction with his resignation, we entered into a letter agreement with Mr. Arfman pursuant to which we agreed to pay Mr. Arfman a one-time $6,000 payment and additional monthly payments of $10,416.67 until June 30, 2010, during which time Mr. Arfman has agreed to provide services to the Company in a consulting capacity. The letter agreement, which also provided for a customary release of claims by Mr. Arfman, became effective August 1, 2009.
     Confidentiality, Non-competition and Non-solicitation. The agreement contains standard provisions regarding protection of our confidential information (as defined in the employment agreement) and prohibits Mr. Arfman from directly or indirectly engaging in the following actions during the period he was employed by us and continuing for one year following the termination of the agreement, without our prior express written consent:
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

     Equity-based Incentives. Pursuant to Mr. Shulman’s employment arrangement, we granted Mr. Shulman an option to purchase 50,000 shares of our common stock at an exercise price of $6.28 per share on May 8, 2006, the date on which he commenced his employment with us. We also agreed to grant Mr. Shulman similar options to purchase an additional 50,000 shares of our common stock on each of May 8, 2007 and May 8, 2008, provided that he remained an employee of ours on such dates (the May 8, 2007 option has been granted at an exercise price of $7.05 per share). On March 12, 2008, in lieu of the 50,000 options to be granted on May 8, 2008, Mr. Shulman elected to receive a 15,000 share restricted stock grant. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three equal annual installments of 5,000 shares each on March 12, 2009, 2010 and 2011. In addition, Mr. Shulman was granted an additional option to purchase 50,000 shares of our common stock on December 8, 2006 at an exercise price of $4.66 per share. The exercise price of all of these options are equal to the fair market value of our common stock on the date of grant and vest or will vest in three equal annual installments commencing on the one-year anniversary of the date of grant. On July 9, 2009, upon approval of the compensation committee of the Board of Directors, we granted Mr. Shulman 20,000 shares of restricted stock. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three annual installments of 6,667 shares each on July 9, 2010 and 2010 and 6,666 shares on July 9, 2011.
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
     Equity-based Incentives. Mr. Pezzimenti’s equity-based compensation grants are made by our compensation committee, generally at the suggestion of our Chief Executive Officer, from time to time as deemed appropriate. At the time of our initial public offering, our Board of Directors approved a grant to Mr. Pezzimenti of an option to purchase 50,000 shares of our common stock. This option, which was granted on March 23, 2006 (the effective date of our initial public offering), has an exercise price equal to $5.00 (the initial public offering price) and vested in annual installments over three years. In addition, on October 24, 2007 and March 12, 2008, upon approval by the compensation committee, we granted Mr. Pezzimenti stock options to purchase 10,000 and 100,000 shares of our common stock at exercises price equal to $6.68 per share and $6.80 per share, respectively. The October 24, 2007 options vests in annual installments over three years. The March 12, 2008 options vest in annual installments over five years. The exercise prices of all of these options are equal to the fair market value of our common stock on the date of grant.
     Confidentiality, Non-competition and Non-solicitation Agreement with William Pezzimenti
     We have entered into an agreement with Mr. William Pezzimenti which provides for confidentiality, non-competition and non-solicitation covenants that will remain in effect for a period of one year following termination of Mr. Pezzimenti’s employment.
Employment Agreement with Gary L. Worobow
     Salary and Bonus. On March 11, 2009, we entered into an employment agreement with Gary L. Worobow, our Executive Vice President, Business and Legal Affairs, that runs through June 30, 2012. Pursuant to the agreement, Mr. Worobow is entitled to receive an annualized base salary of $250,000 through January 2010, which will be subject to 5% annual increases commencing February 1, 2010. In addition, Mr. Worobow received a one-time bonus equal to one month’s salary upon commencing employment. Mr. Worobow is also entitled to receive an annual performance-based bonus of up to one-third of his base salary for each of fiscal 2010, 2011 and 2012. The amount of each year’s bonus, if any, will be determined and paid based upon satisfaction of certain operating profit goals to be determined by the compensation committee for the applicable fiscal year and is contingent upon Mr. Worobow remaining an active employee of the Company through the end of the applicable fiscal year. In addition to reimbursing Mr. Worobow for reasonable expenses incurred in performing his duties, including maintaining bar association membership and satisfying continuing legal education requirements, the employment agreement provides that unless and until the Company elects to provide its United States based employees with medical insurance, we will pay Mr. Worobow $1,000 per month in lieu providing him with medical insurance. The employment agreement requires Mr. Worobow to devote substantially all of his working time to our Company.
     Confidentiality, Non-competition and Non-solicitation. The agreement contains standard provisions regarding protection of our confidential information (as defined in the employment agreement) and prohibits Mr. Worobow from directly or indirectly engaging in the following actions during the period he is employed by us and continuing for one year following the termination of the agreement, without our prior express written consent:
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
Grants of Plan-Based Awards in Fiscal 2009
     The following table sets forth information with respect to stock options and restricted stock granted to the named executive officers during the fiscal year ended June 30, 2009. All stock options and restricted stock identified in the following table were granted under the 2005 Plan, the material terms of which are described below.

Option Awards:
		Stock Awards:	Number of	Exercise or
		Number of	Securities	Base	Grant Date
		Shares of	Underlying	Price of	Fair Value of
		Stock	Options	Option	Stock and Option
Name	Grant Date	(#)	(#)	Awards ($/Sh)	Awards (2)
William L. Yde III	—	—	—	—	—
Scott E. Cody	—	—	—	—	—
Gary L. Worobow	February 26, 2009	20,000 (1)	—	—	$92,000
Dale C. Arfman	—	—	—	—	—
Ivan N. Shulman	—	—	—	—	—
B, William Pezzimenti	—	—	—	—	—

(1)	Represents a restricted stock grant subject to transfer and forfeiture restrictions that lapse in three annual installments of 6,667 shares each on February 26, 2010 and February 26, 2011 and 6,666 on February 26, 2011 which was granted pursuant to Mr. Worobow serving on our Board of Directors.

(2)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes in accordance with FAS 123(R) that will be expensed over the vesting period. Assumptions used in calculating this amount are included in Note 12 to our audited financial statements for the fiscal year ended June 30, 2009, which are included elsewhere in this report.
Global Traffic Network, Inc. 2005 Stock Incentive Plan
     We maintain the 2005 Plan that, as amended and restated to date, authorizes the granting of stock based awards to purchase up to 1,800,000 shares of our common stock, of which a total of 1,063,399 shares were subject to outstanding option and restricted stock grants at June 30, 2009. Under the 2005 Plan, our Board of Directors or a committee of two or more non-employee directors designated by our board administers the 2005 Plan. As such, the board or compensation committee, as applicable, has the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to our employees, directors and consultants. The types of awards that may be granted under the 2005 Plan include incentive and non-qualified stock options, restricted and unrestricted stock, stock appreciation rights, performance shares and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Board of Directors or committee thereof in its sole discretion.
     In the event of a sale or merger of the company, the Board of Directors or applicable committee may take any action with respect to outstanding awards that it deems equitable, including providing for the assumption or substitution of outstanding awards, or the acceleration or termination of unvested awards. The Board of Directors may amend or discontinue the 2005 Plan at any time, except as would impair the rights with respect to any awards outstanding under the 2005 Plan.
Outstanding Equity Awards at 2009 Fiscal Year-End
     The following table includes certain information as of June 30, 2009 with respect to the value of all unexercised stock options and restricted shares previously awarded to the named executive officers. All stock options and restricted stock identified in the following table were granted under the 2005 Plan.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying						Market Value
	Unexercised	Unexercised				Number of Shares		of Shares
	Options	Options		Option	Option	of Stock that have		of Stock that
	(#)	(#)		Exercise	Expiration	not Vested		have not Vested
Name	Exercisable	Unexercisable		Price ($)	Date	(#)		($)(11)
William L. Yde III	0	0		—	—	—		—
Scott E. Cody	100,000	0		$5.00	March 23, 2016	—		—
Scott E. Cody	66,666	33,334	(2)	$5.25	March 29, 2017	—		—
Scott E. Cody	16,666	34,334	(3)	$6.80	March 12, 2018	—		—
Scott E. Cody	0	0		—	—	10,000	(10)	$37,900
Dale C. Arfman	0	0		—	—	—		—
Ivan N. Shulman	50,000	0		$6.28	May 8, 2016	—		—
Ivan N. Shulman	33,334	16,666	(5)	$4.66	December 8, 2016	—		—
Ivan N. Shulman	33,334	16,666	(6)	$7.05	May 8, 2017	—		—
Ivan N. Shulman	0	0		—	—	10,000	(10)	$37,900
B. William Pezzimenti	50,000	0		$5.00	March 23, 2016	—		—
B. William Pezzimenti	3,334	6,666	(8)	$6.68	October 24, 2017	—		—
B. William Pezzimenti	20,000	80,000	(9)	$6.80	March 12, 2018	—		—
Gary L. Worobow	33,334	16,666	(1)	$4.66	March 11, 2019	—		—
Gary L. Worobow	0	0		—	—	13,333	(4)	$50,532
Gary L. Worobow	0	0		—	—	20,000	(7)	$75,800

(1)	Vests with respect of 16,666 shares on December 8, 2009

(2)	Vests with respect to 33,334 shares on March 29, 2010.

(3)	Vests with respect to 16,667 shares each on March 12, 2010 and March 12, 2011.

(4)	Vests with respect to 6,667 shares on February 20, 2010 and 6,666 shares on February 20, 2011. Market value is based on $3.79 per share, the closing price of our common stock on June 30, 2009, the last day of our fiscal year

(5)	Vests with respect to 16,666 shares on December 8, 2009.

(6)	Vests with respect to 16,666 shares on May 8, 2010.

(7)	Vests with respect to 6,667 shares each on February 26, 2010 and February 26, 2011 and 6,666 shares on February 26, 2012. Market value is based on $3.79 per share, the closing price of our common stock on June 30, 2009, the last day of our fiscal year

(8)	Vests with respect to 3,333 shares on each on October 24, 2009 and October 24, 2010.

(9)	Vests with respect to 20,000 shares on each on March 12, 2010, March 12, 2011, March 12, 2012 and March 12, 2013.

(10)	Vests with respect to 5,000 shares on each of March 12, 2010 and March 23, 2011. Market value is based on $3.79 per share, the closing price of our common stock on June 30, 2009, the last day of our fiscal year.

(11)	Based on $3.79 per share, which was the closing price on June 30, 2009, the last day of our fiscal year.
Option Exercises and Stock Vested
     The following table sets forth information concerning each exercise of stock options and each vesting of stock, including Performance Shares, during the fiscal year ended June 30, 2009 for each Named Executive Officer:

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
William L. Yde III	—	$—	—	$—
Scott E Cody	—	$—	5,000	$22,100
Gary L. Worobow	—	$—	6,667	$33,535
Dale C. Arfman	—	$—	—	$—
Ivan N. Shulman	16,600	$85,490	5,000	$22,100
B. William Pezzimenti	—	$—	—	$—
Potential Payments Upon Termination or Change-in-Control
     In the event we terminate Mr. Yde’s employment for “cause,” Mr. Yde will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Yde’s employment without “cause” or if Mr. Yde terminates his employment as a result of our material breach of the agreement, Mr. Yde will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for 18 months following the effective date of termination. The term “ cause “ under Mr. Yde’s employment agreement includes the following events: (i) Mr. Yde’s conviction of a felony; (ii) Mr. Yde’s material breach of the employment agreement; (iii) Mr. Yde’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Yde’s failure to perform his duties as our company’s President and Chief Executive Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Yde’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Yde’s employment had been terminated without “cause” as of June 30, 2009 (our most recent fiscal year end), we would have been required to make $675,000 of aggregate severance payments to Mr. Yde, which would have been payable in installments over 18 months in accordance with our normal payroll business practices. Based on the amendment to Mr. Yde’s employment agreement effective July 1, 2009, we would be required to make $712,500 of aggregate severance payments to Mr. Yde, which would have been payable in installments over 18 months in accordance with our normal payroll business practices.
     In the event we terminate Mr. Cody’s employment for “cause,” Mr. Cody will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Cody’s employment without “cause” or if Mr. Cody terminates his employment as a result of our material breach of the employment agreement or our requiring him to report directly to anyone other than our Chief Executive Officer, President or our Board of Directors, Mr. Cody will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for the remaining term of the employment agreement. If we determine not to renew Mr. Cody’s employment agreement, we are required to provide Mr. Cody with notice of such determination six months prior to the expiration of the agreement or to continue to pay Mr. Cody his then current annualized salary for a period of six months following such expiration. The term “cause” under Mr. Cody’s employment agreement includes the following events: (i) Mr. Cody’s conviction of a felony; (ii) Mr. Cody’s material breach of the employment agreement; (iii) Mr. Cody’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Cody’s failure to perform his duties as our company’s Chief Financial Officer and Chief Operating Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Cody’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Cody’s employment had been terminated without “cause” as of June 30, 2009 (our most recent fiscal year end), we would have been required to make $678,038 of aggregate severance payments to Mr. Cody, which would have been payable in installments through June 30, 2011 in accordance with our normal payroll business practices.
     In the event we terminate Mr. Worobow’s employment for “cause,” Mr. Worobow will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Worobow’s employment without “cause” or if Mr. Worobow terminates his employment as a result of our material breach of the employment agreement or our requiring him to report directly to anyone other than our Chief Executive Officer, President or our Board of Directors, Mr. Worobow will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for the remaining term of the employment agreement. If we determine not to renew Mr. Worobow’s employment agreement, we are required to provide Mr. Worobow with notice of such determination four months prior to the expiration of the agreement or to continue to pay Mr. Worobow his then current annualized salary for a period of four months following such expiration. The term “cause” under Mr. Worobow’s employment agreement includes the following events: (i) Mr. Worobow’s conviction of a felony; (ii) Mr. Worobow’s material breach of his employment agreement which breach has not been cured following fifteen (15) days after written notice is given; or (iii) Mr. Worobow’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Worobow’s employment had been terminated without “cause” as of June 30, 2009 (our most recent fiscal year end), we would have been required to make $804,544 of aggregate severance payments to Mr. Worobow, which would have been payable in installments through June 30, 2012 in accordance with our normal payroll business practices.
Director Compensation — Fiscal 2009

	Fees
	Earned or	Stock	Option	All Other
	Paid in	Awards	Awards	All Other
Name	Cash ($)	($)(1)	($)(1)	($)	Total ($)
Gary O. Benson(2)(3)	$—	$72,018	$25,094	—	$97,112
Shane E. Coppola(2)(3)	$—	$72,018	$34,624	—	$106,642
William M. Mower (5)	$—	$10,418	$—	—	$10,418
Stuart R. Romenesko(2)(3)	$—	$72,018	$41,550	—	$113,568
Gary L. Worobow(2)(3)(4)	$—	$72,018	$49,300	—	$121,318

(1)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2008 in accordance with FAS 123(R). Assumptions used in calculating this amount are included in Note 12 to our audited financial statements for the fiscal year ended June 30, 2009, which are included elsewhere in this report.

(2)	As of June 30, 2009, the director held stock options to purchase up to a total of 50,000 shares of our common stock.

(3)	As of June 30, 2009, the director held 33,333 restricted shares of our common stock.

(4)	Mr. Worobow resigned from the board effective March 1, 2009.

(5)	As of June 30, 2009, the director held 20,000 restricted shares of our common stock.
     Our non-employee directors were entitled to receive $3,000 for each board meeting attended in person and $1,000 for each committee meeting attended. Our non-employee directors elected to forego any compensation for participating in Board of Directors and committee meetings telephonically until such time as our Company becomes profitable over the course of an entire fiscal year. On April 9, 2008, and pursuant to the recommendation of our compensation committee of the Board of Directors, our Board of Directors adopted an amendment to the Company’s director compensation arrangements. Under the newly-adopted arrangements, we do not pay cash fees and/or retainers to directors in connection with attendance at, or participation in, board and/or committee meetings. Instead, we make annual grants of 20,000 share restricted stock awards to each of our non-employee directors. Upon the effective date of our initial public offering, Mr. Gary O. Benson, one of our non-employee directors, received an option to purchase 50,000 shares of our common stock. These options have an exercise price equal to $5.00 (the initial public offering price of our common stock) and vest in three equal annual installments commencing on the one-year anniversary of the date of grant. In connection with their respective appointments to the Board of Directors, Messrs. Shane E. Coppola, Gary L. Worobow and Stuart R. Romenesko each received similar options to purchase 50,000 shares of our common stock. Such options have exercise prices equal to the fair market value of our common stock as of the date of grant. Mr. William M. Mower received a 20,000 share restricted stock grant upon his appointment to the Board. Director compensation will be subject to review and adjustment from time to time at the discretion of our Board of Directors.
Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended June 30, 2009, the compensation committee of our Board of Directors was comprised of Messrs. Coppola and Worobow until the resignation of Mr. Worobow effective March 1, 2009. Upon Mr. Worobow’s resignation from the Board of Director’s, Mr. Mower was appointed as his replacement on the compensation committee. There are no relationships among these individuals, the members of the Board of Directors or executive officers of ours that require disclosure under Item 407(e)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.
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
     In addition, as permitted by Nevada law, our certificate of incorporation provides that no director will be liable to us or to our stockholders for monetary damages for breach of certain fiduciary duties as a director. The effect of this provision is to restrict our rights and the rights of its stockholders in derivative suits to recover monetary damages against a director for breach of certain fiduciary duties as a director, except that a director will be personally liable for:
•	any breach of his or her duty of loyalty to us or our stockholders;

•	acts or omissions not in good faith which involve intentional misconduct or a knowing violation of law;

•	the payment of dividends or the redemption or purchase of stock in violation of Nevada law; or

•	any transaction from which the director derived an improper personal benefit.
     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     To our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, except as indicated by footnote and subject to community property laws where applicable. Percentage ownership is based on 18,284,834 shares outstanding as of August 31, 2009. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable as of August 31, 2009, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the address of each of the following persons is 880 Third Avenue, 6th Floor, New York, New York 10022.

	Shares		Percentage of
Name and Address of Beneficial Owner	Beneficially Owned		Total
William L. Yde III	3,104,739	(1)	16.98%
Dale C. Arfman	2,058,375	(14)	11.26%
Scott E. Cody	198,333	(2)(6)	1.07%
Ivan N. Shulman	141,914	(3)(12)	*
William Pezzimenti	90,001	(10)	*
Gary O. Benson	142,000	(4)(7)(8)	*
Shane E. Coppola	90,000	(7)(8)	*
Stuart R. Romenesko	73,334	(7)(9)	*
Gary L. Worobow	73,334	(7)(9)	*
William M. Mower	20,000	(13)	*
All Directors and Named Executive Officers as a group (11 people)	5,992,030	(5)	31.83%
Gruber & McBaine Capital Management LLC (11) 50 Osgood Place Penthouse Suite San Francisco, CA 94133	1,382,600		7.56%
T. Rowe Price Associates, Inc. (11) 100 East Pratt Street 10th Floor Baltimore, MD 21202-1009	2,212,624		12.10%

*	Less than 1%

(1)	Includes 2,361,747 shares that have been pledged as security for a loan. Also includes an aggregate of 742,992 shares held by third parties which Mr. Yde has the power to vote under separate voting agreements.

(2)	Includes 183,333 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(3)	Includes 100,068 shares issuable upon the exercise of options are that are currently exercisable or will become exercisable within the next 60 days.

(4)	Includes 52,000 shares held by Goben Enterprises LP, a limited partnership of which Mr. Benson is a General Partner.

(5)	Include 540,070 shares issuable upon the exercise of options are that are currently exercisable or will become exercisable within the next 60 days.

(6)	Includes 10,000 shares of restricted common stock.

(7)	Includes 33,333 shares of restricted common stock.

(8)	Includes 50,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(9)	Includes 33,334 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(10)	Includes 90,001 shares issuable upon exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(11)	Based on the most recent report filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, or the most recent Schedule 13D, 13F or 13G filed with the securities and Exchange Commission, as applicable.

(12)	Includes 30,000 shares of restricted common stock.

(13)	Includes 20,000 shares of restricted common stock.

(14)	Includes 12,132 shares held by spouse. Excludes 24,746 shares held in various trusts of which Mr. Arfman’s spouse is trustee.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     In accordance with the written charter of our audit committee, our audit committee (with the concurrence of a majority of our independent directors) is responsible for reviewing policies and procedures with respect to related party transactions required to be disclosed pursuant to Item 404 of the Securities and Exchange Commission’s Regulation S-K (including transactions between the Company and its officers and directors, or affiliates of such officers or directors), and approving the terms and conditions of such related party transactions. In accordance with this responsibility, prior to entering into such related party transactions, the audit committee will meet separately to consider and, if deemed advisable, approve the entry into such arrangements. When appropriate based on the facts and circumstance of a particular proposed transaction, such consideration will be undertaken by an independent committee designated by the audit committee. We did not enter into any such related party transactions during fiscal 2009.
Director Independence
     The Company’s Board of Directors is currently comprised of six members, each of which is identified in this report. The following directors, which constitute a majority of the Board, are “independent directors” as such term is defined in Rule 5605(a)(2) of Marketplace Rules of The Nasdaq Stock Market: Gary O. Benson, Shane E. Coppola, William M. Mower and Stuart R. Romenesko.
Item 14. Principal Accountant Fees and Services
Fees billed to Company by Its Independent Registered Public Accounting Firm
     The following table presents fees for professional audit services and 401(k) audit services, tax services and other services rendered by BDO Kendalls Audit & Assurance (NSW-VIC) Pty Ltd and its predecessor, BDO Kendalls (NSW), during the fiscal years ended June 30, 2009 and 2008. These fees are generally invoiced in Australian dollars and have been translated into United States dollars utilizing the exchange rates in effect when the fees were incurred.

	Fiscal Year	Fiscal Year
	Ended June 30,	Ended June 30,
	2009	2008
Audit Fees (1)	$320,790	$314,109
Audit-Related Fees (2)	11,854	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0
Total Fees	$332,644	$314,109

(1)	Audit Fees consist of fees for professional services rendered for the integrated audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above. Included in the fees is $11,854 for the fiscal year ended June 30, 2009 that were treated as acquisition costs.

(3)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.
     The audit committee of the Board of Directors has reviewed the services provided by BDO Kendalls Audit & Assurance (NSW-VIC) Pty Ltd) during the fiscal year ended June 30, 2009 and the fees billed for such services. After consideration, the audit committee has determined that the receipt of these fees by BDO Kendalls Audit & Assurance (NSW-VIC) Pty Ltd) is compatible with the provision of independent audit services. The audit committee discussed these services and fees with BDO Kendalls Audit & Assurance (NSW-VIC) Pty Ltd) and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board.
Pre-Approval Policy
     The written charter of the audit committee provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered certified public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated members of the audit committee, other than with respect to de minimus exceptions permitted under the Sarbanes-Oxley Act of 2002. All services performed by our independent registered public account firm during the fiscal years ended June 30, 2009, 2008 and 2007 were pre-approved in accordance with the written charter.
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
Documents filed as part of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2009 and 2008
Consolidated Statements of Income for the years ended June 30, 2009, 2008 and 2007
Consolidated Statements of Shareholders Equity for the years ended June 30, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended June 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Financial Statement Schedule:
Not Applicable

Exhibits:

Exhibit
No.	Description

2.1	Share Purchase Agreement dated February 1, 2009 by and among UBC Media Group plc, Global Traffic Network (UK) Limited and Global Traffic Network, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 3, 2009)

2.2	Deed of Amendment to Share Purchase Agreement Relating to The Unique Broadcasting Company Limited dated July 23, 2009 by and among UBC Media Group plc, Global Traffic Network (UK) Limited and Global Traffic Network, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 28, 2009)

3.1	Articles of Incorporation of Global Traffic Network, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 26, 2008).

3.2	Bylaws of Global Traffic Network, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed February 26, 2008).

4.1	Form of Specimen Stock Certificate.

4.2	Underwriter’s Warrant Agreement dated March 29, 2006 between Global Traffic Network, Inc. and Feltl and Company, Inc. and related Warrant Certificate. (incorporated by reference to Appendix A of Exhibit 1.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.1	Information Report Supply Agreement dated June 24, 2008 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited (incorporated by reference to Exhibit to the Annual Report on Form 10-K filed September 9, 2008).†

10.2	Employment Agreement dated November 18, 2005 by and between Global Traffic Network, Inc. and William L. Yde III (incorporated by reference to Exhibit 10.12 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.3	Amendment No. 1 to Employment Agreement dated July 1, 2008 between Global Traffic Network, Inc. and William L. Yde III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2008).

10.4	Employment Agreement dated November 18, 2005 by and between Global Traffic Network, Inc. and Dale C. Arfman (incorporated by reference to Exhibit 10.13 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.5	Employment Agreement dated February 14, 2006 by and between Global Traffic Network, Inc. and Scott E. Cody (incorporated by reference to Exhibit 10.16 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.6	Amendment No. 2 to Employment Agreement dated July 1, 2008 between Global Traffic Network, Inc. and Scott E. Cody (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 3, 2008).

10.7	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Employee Non-Qualified) (incorporated by reference to Exhibit 10.14 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.8	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Director) (incorporated by reference to Exhibit 10.15 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.9	Form of Global Traffic Network, Inc. Restricted Stock Agreement (2005 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 11, 2008).

10.10	Employment Agreement dated March 1, 2009 by and between Global Traffic Network, Inc. and Gary L. Worobow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2009).

10.11	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit A to amended Schedule 14A filed on February 18, 2009).

10.12	Resignation and Consulting Letter Agreement dated July 25, 2009 by and between Global Traffic Network, Inc. and Dale Arfman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 28, 2009).

10.13	Amendment effective July 1, 2009 to Information Report Supply Agreement dated June 24, 2008 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited.††

16.1	Letter from BDO Kendalls NSW dated January 20, 2009 re: Change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed January 20, 2009).

21.1	Subsidiaries of Global Traffic Network, Inc.

23.1	Consent of BDO Kendalls Audit & Assurance (NSW-VIC) Pty Ltd.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated September 10, 2009.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act and/or Rule 24b-2 of the Exchange Act.

††	Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 of the Securities Act and/or Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.
Date: September 10, 2009	By:	/s/ Scott E. Cody
Scott E. Cody
Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Yde III William L. Yde III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer) and Director	September 10, 2009

/s/ Scott E. Cody Scott E. Cody	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)	September 10, 2009

/s/ Dale C. Arfman	Treasurer, Secretary and Director	September 10, 2009
Dale C. Arfman

/s/ Gary O. Benson Gary O. Benson	Director	September 10, 2009

/s/ Shane E. Coppola Shane E. Coppola	Director	September 10, 2009

/s/ William M. Mower William M. Mower	Director	September 10, 2009

/s/ Stuart R. Romenesko Stuart R. Romenesko	Director	September 10, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Traffic Network, Inc.
     We have audited the accompanying consolidated balance sheets of Global Traffic Network, Inc. as of June 30, 2009 and June 30, 2008 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Traffic Network, Inc. at June 30, 2009 and June 30, 2008 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Traffic Network, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 10, 2009 expressed an unqualified opinion thereon.
BDO Kendalls Audit & Assurance (NSW — VIC) Pty Limited
Sydney, NSW, Australia
September 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Traffic Network, Inc.
     We have audited Global Traffic Network, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Traffic Network, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Global Traffic Network (UK) Commercial Limited (the “acquired subsidiary”) which was acquired within the year ended June 30, 2009, and which is included in the consolidated balance sheets of Global Traffic Network, Inc. as of June 30, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. The acquired subsidiary represented approximately 39% of total assets as of June 30, 2009 and approximately 11% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the acquired subsidiary because of the timing of the acquisition which was completed on March 1, 2009. Our audit of internal control over financial reporting of Global Traffic Network, Inc. also did not include an evaluation of the internal control over financial reporting of the acquired subsidiary.
     In our opinion, Global Traffic Network, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Global Traffic Network, Inc. as of June 30, 2009 and June 30, 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2009 and our report dated September 10, 2009 expressed an unqualified opinion.
BDO Kendalls Audit & Assurance (NSW — VIC) Pty Limited
Sydney, NSW, Australia
September 10, 2009

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	June 30,
	2009	2008
ASSETS:
Current Assets:
Cash and cash equivalents	$21,419	$37,541
Accounts receivable net of allowance for doubtful accounts of $150 and $292 at June 30, 2009 and June 30, 2008	15,986	13,355
Prepaids and other current assets	1,421	961
Deferred tax assets	208	262

Total current assets	39,034	52,119
Property and equipment, net	7,569	8,964
Intangible assets, net	17,200	418
Goodwill	4,688	—
Deferred tax assets	115	141
Other assets	564	960

Total assets	$69,170	$62,602

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$14,649	$8,067
Deferred revenue	1,198	1,293
Income taxes payable	1,908	3,186
Current portion of long term debt	326	459

Total current liabilities	18,081	13,005
Long term debt, less current portion	57	482
Deferred tax liabilities	3,410	—
Other liabilities	318	389

Total liabilities	21,866	13,876

Common stock, $.001 par value; 100,000,000 shares authorized; 18,264,834 and 18,156,133 shares issued and outstanding as of June 30, 2009 and 2008	18	18
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of June 30, 2009 and 2008	—	—
Additional paid in capital	50,146	49,015
Accumulated other comprehensive income	1,398	2,866
Accumulated deficit	(4,258)	(3,173)

Total shareholders’ equity	47,304	48,726

Total liabilities and shareholders’ equity	$69,170	$62,602

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Year Ended June 30,
	2009	2008	2007
Revenues	$60,337	$50,953	$31,699

Operating expenses (exclusive of depreciation and amortization expense shown separately below)	40,937	30,456	21,835
Selling, general and administrative expenses	15,615	15,214	10,120
Depreciation and amortization expense	2,547	1,500	907

Net operating income (loss)	1,238	3,783	(1,163)
Interest expense	39	90	170
Other (income) (including interest income of $1,015, $1,600, and $471 for the years ended June 30, 2009, 2008 and 2007)	(1,050)	(1,617)	(554)
Other expense	77	13	8

Net income (loss) before income taxes	2,172	5,297	(787)
Income tax expense	3,257	3,565	1,230

Net (loss) income	$(1,085)	$1,732	$(2,017)

(Loss) income per common share:
Basic	$(0.06)	$0.10	$(0.16)
Diluted	$(0.06)	$0.10	$(0.16)
Weighted average common shares outstanding:
Basic	18,065,671	17,648,410	12,870,000
Diluted	18,065,671	17,831,855	12,870,000
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2009, 2008 and 2007
(Amounts in thousands except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid In	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	(Loss) Income	Total
Balance, June 30, 2006	12,870,000	$13	$18,169	$(2,888)	$314		$15,608

Net loss	—	—	—	(2,017)	—	(2,017)	(2,017)
Stock based compensation	—	—	358	—	—	—	358
Foreign currency translation adjustment	—	—	—	—	884	884	884

Comprehensive net loss	—	—	—	—	—	(1,133)	—

Balance, June 30, 2007	12,870,000	13	18,527	(4,905)	1,198		14,833

Net income	—	—	—	1,732	—	1,732	1,732
Stock based compensation	110,000	—	782	—	—	—	782
Follow-on offering of common stock	5,175,000	5	29,706	—	—	—	29,711
Exercise of stock options	3,334	—	15	—	—	—	15
Repurchase and retire shares	(2,201)	—	(15)	—	—	—	(15)
Foreign currency translation adjustment	—	—	—	—	1,668	1,668	1,668

Comprehensive net income	—	—	—	—	—	3,400	—

Balance, June 30, 2008	18,156,133	18	49,015	(3,173)	2,866		48,726

Net loss	—	—	—	(1,085)	—	(1,085)	(1,085)
Cashless exercise of stock options	8,701	—	(23)	—	—	—	(23)
Stock based compensation	100,000	—	1,154	—	—	—	1,154
Foreign currency translation adjustment	—	—	—	—	(1,468)	(1,468)	(1,468)

Comprehensive net loss	—	—	—	—	—	$(2,553)	—

Balance, June 30, 2009	18,264,834	$18	$50,146	$(4,258)	$1,398		$47,304

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,085)	$1,732	$(2,017)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,547	1,500	907
Allowance for doubtful accounts	(142)	199	82
Non-cash compensation expense	1,154	782	358
Change in deferred taxes	(188)	(48)	(54)
Loss (gain) on disposal of assets	62	—	(66)
Changes in assets and liabilities (net of effects from acquisition of business):
Accounts receivable	(45)	(4,044)	(2,942)
Prepaid and other current assets and other assets	(817)	(602)	(200)
Accounts payable and accrued expenses and other liabilities	292	1,615	1,429
Deferred revenue	(69)	1,216	6
Income tax refund	—	—	28
Income taxes payable	(735)	1,796	899

Net cash provided by (used in) operating activities	974	4,146	(1,570)

Cash flows from investing activities:
Purchase of property and equipment	(1,627)	(3,287)	(3,114)
Acquisition of business	(13,133)	(697)	(355)
Net proceeds from disposal of equipment	—	—	632
Purchase of intangibles	—	(120)	—

Net cash used in investing activities	(14,760)	(4,104)	(2,837)

Cash flows from financing activities:
Repayment of long term debt	(377)	(693)	(577)
Net proceeds (repayments) of bank overdraft line of credit	—	—	(611)
Repayment of shareholder notes payable	—	—	(2,000)
Proceeds from public offerings of stock, net	—	29,711	—

Net cash (used in) provided by financing activities	(377)	29,018	(3,188)
Effect of exchange rate changes on cash and cash equivalents	(1,959)	1,203	224

Net(decrease) increase in cash and cash equivalents	(16,122)	30,263	(7,371)
Cash and cash equivalents at beginning of fiscal year	37,541	7,278	14,649

Cash and cash equivalents at end of fiscal year	$21,419	$37,541	$7,278

Supplemental disclosures of cash flow information:
Cash paid during fiscal year for:
Interest	$39	$90	$170

Income taxes	$3,876	$1,813	$385

Non-cash financing and investing activities:

Property acquired other than for cash	$—	$—	$75

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (“Global Delaware”) was a Delaware corporation formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of Global Delaware’s formation, ATN was a separate entity controlled by the same shareholders that controlled Global Delaware. On December 13, 2005, Global Delaware entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which Global Delaware exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of Global Delaware’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of Global Delaware. On October 19, 2006, the Company formed a wholly-owned subsidiary, Global Traffic Network (UK) Limited (“UKTN”), to operate the Company’s business in the United Kingdom. On December 12, 2007, Global Delaware formed a wholly-owned subsidiary, Global Traffic Network, Inc., a Nevada corporation (“Global Nevada”), for the purpose of changing Global Delaware’s state of incorporation from Delaware to Nevada. On February 26, 2008, Global Delaware merged with and into Global Nevada, with Global Nevada remaining as the surviving corporation. All references to the Company pertain to Global Delaware for time periods prior to the merger and pertain to Global Nevada for time periods following the merger. On March 7, 2008, the Company formed a wholly owned subsidiary, Mobile Traffic Network, Inc. (“MTN”), to conduct non-broadcast operations of the Company related to its mobile telephone technology. On March 1, 2009, UKTN acquired all the share capital of The Unique Broadcasting Company Limited (“Unique”) which was subsequently renamed Global Traffic Network (UK) Commercial Limited (“UK-Commercial”). The primary business of UK-Commercial is providing traffic and entertainment news reports to radio stations in the United Kingdom in exchange for advertising inventory which it then sells to advertisers.
     The Company provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada and traffic information reports to radio stations in the United Kingdom, provides news and information reports to radio stations in Canada, entertainment news reports to radio stations in the United Kingdom and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives a substantial majority of its revenues from the sale of commercial advertising embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation.
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
     The consolidated financial statements consist of the Company and its four wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, UKTN including its wholly owned subsidiary UK-Commercial, and MTN. As of July 5, 2005, the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of October 19, 2007, the consolidated financial statements consisted of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of March 7, 2008, the consolidated financial statements consist of the Company, ATN, UKTN, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. As of March 1, 2009, the consolidated financial statements consist of the Company, ATN, UKTN including its wholly owned subsidiary UK-Commercial, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at June 30, 2009 and 2008.
     Subsequent events have been evaluated through September 10, 2009, the date on which these financial statements were filed.
     Certain amounts reported in prior years have been reclassified to conform to the current year presentation.
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

b) Revenue recognition
     Revenue is earned and recognized at the time commercial advertisements are broadcast. Payments received or amounts invoiced in advance are deferred until earned and such amounts are included as a component of deferred revenue in the accompanying balance sheets. All revenue pertains to cash sales and the company recognized no revenue related to the bartering of goods and services. Revenues are reported net of commissions provided to third party advertising agencies that represent a majority of the advertisers. Revenue is reported in the segment country in which the advertisements are broadcast.
c) Operating expenses
     The cost of producing and distributing the radio and television traffic and news reports and services and the obtaining of advertising inventory are considered operating expenses. These consist mainly of personnel, aviation costs, facility costs, third party content providers and station compensation. Operating expenses are recognized when incurred.
d) Station compensation and reimbursement
     The Company generally enters into multiyear contracts with radio and television stations. These contracts call for the provision of various levels of service (including, but not limited to providing professional broadcasters, gathering of information, communications costs and aviation services) and, in some cases, cash compensation or reimbursement of expenses. Station compensation and reimbursement is a component of network operations expense and is recognized over the terms of the contracts, which is not materially different than when the services are performed.
     Contractual station commitments are as follows:

June 30,
2009
Year 1	$30,828

Year 2	24,427

Year 3	19,456

Year 4	3,699

Year 5	—

Thereafter	—
e) Cash and cash equivalents
     The company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

	Year ended	Year ended
	June 30,	June 30,
	2009	2008
Cash and cash equivalents consist of the following:
Domestic	$1,381	$22,435
Foreign	20,038	15,106

Total cash and cash equivalents	$21,419	$37,541
     Money market instruments with a fair value of $554 are included in cash and cash equivalents as of June 30, 2009. Fair value has been determined based on the fair value of identical instruments in active markets, All cash and cash equivalents are classified as level 1 as defined in SFAS 157.
f) Accounts Receivable
     Accounts receivable are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company determines whether an accounts receivable is past due in a subjective manner based primarily on how long it has been outstanding, but taking into consideration factors such as client size, payment history and country to which the receivable relates. Goods and services tax and value added tax, which is invoiced and collected by operating subsidiaries in Australia, Canada and United Kingdom are included in accounts receivable. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant in relation to revenue. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $150 and $292 has been established for the years ended June 30, 2009 and 2008.

     One advertising agency that represents a number of the Company’s clients in Australia, United Kingdom and Canada constituted approximately 14% of the Company’s revenues for the year ended June 30, 2009 and approximately 13% of the Company’s net accounts receivable as of June 30, 2009. Another advertising agency that represents a number of the Company’s clients in Australia and United Kingdom constituted approximately 10% of the Company’s revenues for the year ended June 30, 2009 and approximately 9% of the Company’s net accounts receivable as of June 30, 2009.
Allowance for Doubtful Accounts

	Balance at			Balance at
	beginning of	Additions	Deductions	end of
	year	Expense	Write-offs	Year
Year ended June 30, 2009	$292	$159	$(301)	$150
Year ended June 30, 2008	$93	$270	$(71)	$292
Year ended June 30, 2007	$11	$111	$(29)	$93
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
     Leasehold improvements and leased assets are amortized over the shorter of the lease term or the asset’s useful life. Depreciation expense was $1,622, $1,425 and $890 for the years ended June 30, 2009, 2008 and 2007. Maintenance, repairs and minor replacements are charged to operations as incurred. Major replacements and betterments are capitalized and amortized over their useful lives.
h) Intangible assets
     Intangible assets reflected on the balance sheet primarily consist of the following:

	Weighted
	Average
	Amortization
	Period	June 30,
	(Years)	2009	June 30, 2008
Station contracts	10 years	$12,565	$261
Radio advertising contracts	4 years	2,311	—
Non-competition agreement	3 years	2,193	—
Mobile phone intellectual property	3 years	100	120
Aircraft license acquisition costs	N/A	31	37

Total intangible assets	N/A	$17,200	$418
     Station contracts consist of the fair value of station affiliate contracts acquired from Wise Broadcasting Network, Inc. (“Wise”) by CTN (the purchase of which was consummated April 2, 2007) and from the acquisition of Unique on March 1, 2009 (see Note 17). The Wise station contracts and Unique station contracts are amortized on a straight line basis over estimated useful lives of five years and ten years, respectively. Radio advertising contracts and non-competition agreement also relate to the acquisition of Unique. Radio advertising contracts are amortized on a straight line basis over the estimated useful life of four years and the non-competition agreement is amortized on a straight line basis over three years which is the contractual term of the non-competition agreement. Mobile phone intellectual property consists of payments to the developer of MTN’s passive alerting technology for which MTN has applied for patent protection and is being amortized on a straight line basis over three years. Aircraft license acquisition costs consist of costs relating to obtaining aircraft operating certificates and licenses in Australia. Due to the long term and indefinite nature of aircraft license acquisition costs, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of June 30, 2009 and June 30, 2008, there was no impairment of this asset. Amortization expense with respect to intangible assets was $925, $75 and $17 for the years ended June 30, 2009, 2008 and 2007, respectively. Costs incurred to renew or extend the term of an intangible asset are expensed when incurred. There is no residual value recognized with regard to intangible assets subject to amortization.

Acquired intangible assets

	As of June 30, 2009		As of June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets

Station contracts	$13,136	$571	$353	$92
Radio advertising contracts	2,521	210	—	—
Non-competition agreement	2,467	274	—	—

Total	$18,124	$1,055	$353	$92

Estimated future amortization expense relating to acquired
intangible assets:	Total
For the year period ended June 30, 2010	$2,797
For the year period ended June 30, 2011	2,797
For the year period ended June 30, 2012	2,504
For the year period ended June 30, 2013	1,703
For the year period ended June 30, 2014	1,283
Hereafter	5,985
i) Goodwill
     Goodwill represents the excess of the purchase price of Unique by UKTN over the fair value of the net assets acquired, including the identified definite lived intangible assets. Due to the long term and indefinite nature of goodwill, amortization expense is not reflected and the Company regularly reviews the asset for impairment. As of June 30, 2009 there was no impairment of goodwill.

Balance, June 30, 2008	$—
Acquisitions	4,509
Translation adjustments	179
Balance, June 30, 2009	$4,688
j) Income taxes
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
     In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two step process. First step is recognition, in which the company determines whether it is more likely than not that a tax position will be sustained upon examination based on the merits of the position. The second step is measurement in which a tax position which meets the more likely than not threshold of the first step is measured to determine the amount of benefit to recognize in its financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on July 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

k) Per share data
     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share.” In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated based upon the weighted average number of common and common equivalent shares outstanding during the fiscal year. For the fiscal years ended June 30, 2009, 2008 and 2007, there were common equivalent shares outstanding due to outstanding stock options of 890,067, 902,500 and 695,000, respectively, 173,332 shares of restricted stock outstanding for the fiscal year ended June 30, 2009 that was anti-dilutive and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares. As a result of the Company’s negative net income for the years ended June 30, 2009 and 2007, all common stock equivalents for these years were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share.

	Year ended	Year ended	Year ended
	June 30, 2009	June 30, 2008	June 30, 2007
Basic Shares Outstanding	18,065,671	17,648,410	12,870,000
Stock Options & Warrants	—	183,445	—

Diluted Shares Outstanding	18,065,671	17,831,855	12,870,000
l) Fair value of financial instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short-term maturities. The carrying amounts of the Company’s long-term debt approximates fair value based upon management’s best estimate of interest rates that would be available for similar debt obligations as of June 30, 2009 and 2008.
m) Fair Value Measurements
     FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 establishes a three tier fair value hierarchy which prioritizes the inputs in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
     The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2009. The Company did not have any fair value adjustments for assets or liabilities measured at fair value on a nonrecurring basis during the year ended June 30, 2009.
     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value based on their short-term nature.
     The carrying amounts of long-term debt approximates fair value, as the interest rates on the debt approximate rates currently available to the Company for debt with similar terms and maturities.
n) Foreign currency translation
     ATN’s functional currency is Australian dollars, CTN’s functional currency is Canadian dollars and UKTN and UKTN-Commercial’s functional currency is British pounds, while for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation.” Realized gains and losses resulting from currency transaction adjustments are recognized in the accompanying statements of income as other expense (income). Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income (loss). The carried forward balance of other comprehensive income as of June 30, 2009 relates primarily to foreign currency translation adjustments.
o) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial statements. The Company adopted the remaining requirements of SFAS 157 on July 1, 2009 and does not expect the remaining provisions of SFAS 157 to have a material impact on its consolidated financial position or results of operations.
     In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows for the one time election to measure financial instruments and certain other assets and liabilities at fair value. SFAS 159 also amends SFAS No. 115 with regards to the presentation of available for sale and trading securities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on July 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), to create greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. SFAS 141(R) also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and how to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company adopted SFAS 141(R) on July 1, 2009 and does not expect the provisions of SFAS 141(R) to have a material impact on its consolidated financial position or results of operations. The Company’s acquisition of The Unique Broadcasting Company Limited occurred prior to the adoption of SFAS 141(R).
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source authoritative nongovernmental United States Generally Accepted Accounting Principles (“U.S. GAAP”) as of July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one location. All existing accounting standard documents are superseded by Codification and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 on July 1, 2009 and does not expect the provisions of SFAS 168 to have a material impact on its consolidated financial position or results of operations.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations” as well as other U.S. GAAP. SFAS 142-3 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company adopted SFAS 142-2 on July 1, 2009 and does not expect the provisions of SFAS 142-3, to have a material impact on its consolidated financial position or results of operations. The Company has significant intangible assets due to its acquisition of Unique on March 1, 2009.
p) Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured, and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance. In addition, a substantial majority of the Company’s cash is maintained in foreign countries, which additionally are subject to currency fluctuation risk.
q) Major Suppliers
     Approximately 21% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At June 30, 2009, trade payables to this supplier comprised approximately 27% of the Company’s trade payables balance.
     Approximately 19% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia. Radio commercial advertising inventory is received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and a two year agreement effective February 1, 2009 with this broadcaster to receive radio news commercial airtime inventory. At June 30, 2009, trade payables to this supplier comprised approximately 8% of the Company’s trade payables balance.
     Almost half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 58% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenues. The Company’s provision of traffic reports to 24 of these radio stations in seven Canadian markets is governed by a four year agreement effective January 1, 2009. At June 30, 2009, trade payables to this supplier comprised approximately 8% of the Company’s trade payables balance.

     Approximately 20% of the Company’s radio traffic commercial airtime inventory (excluding inventory from stations recently divested by broadcaster) in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from a large broadcaster in the United Kingdom. In addition, this commercial airtime inventory comprises approximately 30% of the audience delivery (“impacts”) of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory under a two year agreement effective November 17, 2008. At June 30, 2009, trade payables to this supplier comprised approximately 6% of the Company’s trade payables balance.
     Approximately 16% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from another large broadcaster in the United Kingdom. This commercial airtime inventory comprises approximately 29% of the impacts of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory to sell (on a variable cost basis) under a two year agreement effective September 1, 2008. This broadcaster also provides a material portion of the Company’s radio entertainment news commercial airtime inventory under a separate two year agreement effective September 1, 2008. At June 30, 2009, trade payables to this supplier comprised approximately 11% of the Company’s trade payables balance.
r) Other Comprehensive Income (Loss)
     Comprehensive (loss) income is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders. The balance reflected on the Consolidated Statement of Equity for Accumulated Other Comprehensive Income (Loss) as of June 30, 2006, 2007, 2008 and 2009 consists of foreign exchange translation adjustments
NOTE 4 — Related Party Transactions
     The Company employs and or contracts for services with certain stockholders, relatives of certain stockholders or entities controlled by such stockholders. For the years ended June 30, 2009, 2008 and 2007 the Company paid these stockholders and their relatives $864, $877 and $643, respectively. The majority of these payments pertain to salaries paid to these stockholders and their relatives for their services to the Company.
     In addition to the services described above, on November 9, 2005, CTN entered a mutual sales representation agreement with an affiliate of a stockholder under which both parties agree to market the others commercial spot inventory in their respective markets. For the years ended June 30, 2009, 2008 and 2007, CTN recognized net revenues of $0, $0 and $86 and incurred $0, $18 and $0 of expense, respectively. The mutual sales representation agreement was terminated November 8, 2008.
NOTE 5 — Property and Equipment, Net
     Property and equipment, net is as follows as of June 30, 2009 and 2008:

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2009	2008
Helicopters and fixed wing aircraft	$8,935	$9,010
Recording, broadcasting and studio equipment	1,955	2,508
Furniture and equipment and other	1,843	1,586
Less: Accumulated depreciation and amortization	5,164	4,140

Property and equipment, net	$7,569	$8,964

Plant and equipment held as security under specific loans:	$1,190	$2,066

	Year ended	Year ended
	June 30,	June 30,
	2009	2008
Net property and equipment consists of the following:
Domestic	$31	$39
Foreign	7,538	8,925

Property and equipment, net	$7,569	$8,964

NOTE 6 — Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of June 30, 2009 and 2008:

	June 30,	June 30,
	2009	2008
Trade payables	$8,493	$5,118
Accrued payroll expenses	1,592	1,772
Accrued expenses and other liabilities	4,564	1,177

Total	$14,649	$8,067

     Goods and services tax and value added tax, which is charged by vendors to operating subsidiaries in Australia, Canada and United Kingdom is included in trade payables until paid. The net amount of goods and services tax and valued added tax payable (after amounts invoiced to clients related to the Company’s billing) is included as a component of accrued expenses and other liabilities.
NOTE 7 — Long Term Debt
     Long-term debt consists of the following as of:

	June 30,	June 30,
	2009	2008
Term loan with bank, secured by all ATN assets, repaid on July 1, 2008	$—	$17
Financial leases with financing company, secured by automobiles, repaid August 27, 2008 and November 1, 2007	—	50
Note payable to bank, secured by a helicopter, repaid November 6, 2008	—	58
Notes payable to bank bearing fixed interest of 6.97%, monthly principal and interest payments of $29, secured by 2 helicopters, matures September 6, 2010	383	816

	383	941
Less current portion	326	459

Long term debt less current portion	57	482

     The balance of the bank overdraft was $0 at June 30, 2009 and, based on the rates of exchange on that date, $1,613 was available to the Company.
     The aggregate maturities of long term debt as of June 30, 2009 are as follows (excluding market value adjustments, if any):

June 30,
2009
Year 1	$326
Year 2	57
Year 3	—
Year 4	—
Year 5	—
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
     For the years ended June 30, 2009, 2008 and 2007 the Company incurred interest expense of $0, $0 and $38, respectively under the CTN shareholder notes payable.
     On September 7, 2006 the Company repaid the CTN shareholder note payable in full.
NOTE 9 — Income Taxes
     Income tax expense consists of the following:

	Year ended			Year ended
	June 30, 2009			June 30, 2008
	Domestic	Foreign	Total	Domestic	Foreign	Total
Net (loss) income before taxes	(4,113)	6,285	2,172	(1,610)	6,907	5,297

Income tax provision	$1	$3,397	$3,398	$25	$3,631	$3,656
Current deferred tax asset (liability), net	(2)	(68)	(70)	(25)	(110)	(135)
Non-current deferred tax asset (liability), net	(365)	(179)	(544)	(262)	123	(139)
Tax carried forward losses	(985)	(866)	(1,851)	(327)	(937)	(1,264)
Less: Valuation allowance	1,352	972	2,324	614	833	1,447
Income tax expense	$1	$3,256	$3,257	$25	$3,540	$3,565
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheets and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended	Year ended
	June 30,	June 30,
	2009	2008
Deferred tax assets:
Depreciation	$87	$19
Deferred rent	40	53
Capital losses	5	5
Foreign tax credit	132	132
Stock option expense	770	408
Accrued expenses and other	307	327
Tax carried forward losses	7,036	3,862

Total deferred tax assets	8,377	4,806
Deferred tax liabilities
Intangible assets	4,740	—
Prepaid expenses	36	40

Total deferred tax liabilities	4,776	40

Net deferred tax assets before valuation allowance	3,601	4,766
Valuation allowance	(6,688)	(4,363)

Net deferred tax (liabilities) assets	(3,087)	403

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Income tax expense consists of the following:
Domestic	$1	$25	$—
Foreign	3,256	3,540	1,230

Income tax expense	$3,257	$3,565	$1,230
     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is:

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	1.5	0.5	0.5
Differences between U.S. and foreign tax rates	(6.5)	(5.5)	(5.5)
Permanent differences between book and tax income	13.0	10.0	21.6
Impact of valuation allowance	107.0	27.3	(207.9)

Effective tax rate	150.0%	67.3%	(156.3)%

     Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset for Global Traffic Network, Inc. (unconsolidated) (“GTN”), MTN, CTN and UKTN (but not UKTN-Commercial) at June 30, 2009 and 2008. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company has recorded a valuation allowance for the deferred tax assets of ATN at June 30, 2009 and 2008 of $5 and $5, respectively.
     There was no income tax benefit recorded for tax carried forward losses for the years ended June 30, 2009, 2008 and 2007 since the Company recorded a valuation allowance against all of the Company’s tax carried forward losses incurred. The Company did record a tax benefit of $236 for the year ended June 30, 2009 associated with the amortization of the deferred tax liability created by the Unique acquisition. The Company had tax carried forward losses of $7,036 and $3,862 as of June 30, 2009 and 2008, respectively. The tax carried forward losses consisted of:

	As of	As of
	June 30,	June 30,
	2009	2008
Domestic	$1,487	$502
Foreign	5,549	3,360

Total	$7,036	$3,862

     The domestic tax carried forward losses have a life of twenty years and begin to expire in 2024 and the foreign tax carry forward losses have a life ranging from twenty years to indefinitely and begin to expire in 2025.
     The Company’s major tax jurisdictions are the United States, Canada, United Kingdom and Australia. The Company’s United States, Canada and United Kingdom tax years since inception remain subject to examination by the appropriate governmental agencies in those jurisdictions due to its tax loss position. The Company’s Australian 2005 and subsequent tax years remain subject to examination by the appropriate governmental agencies, except in the case of fraud or avoidance schemes, which is unlimited.
     Undistributed earnings of the Company’s foreign subsidiaries were approximately $18,904 as of June 30, 2009. These earnings are considered to be indefinitely reinvested so no provision for United States federal or state taxes has been made. Upon repatriation of these earnings, via dividends or otherwise, the Company would be subject to United States federal and state income taxes (subject to an adjustment for foreign tax credits). The Company may also be subject to withholding taxes on any distribution in the foreign countries. The Company had unutilized foreign tax credits of $132 as of June 30, 2009 and 2008, which were 100% subject to the valuation allowance due to the Company’s foreign source income being indefinitely reinvested. The determination of the amount of the unrecognized deferred tax liability is not practicable.
NOTE 10 — Commitments and Contingencies
     The Company has various non-cancelable, long-term operating leases for its facilities, aviation services and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total expense under these leases is recognized ratably over the lease terms or based on usage, based on the type of agreement. Renewal options are not included in future minimum payments. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of June 30, 2009:

June 30,
2009
Year 1	$832
Year 2	748
Year 3	513
Year 4	349
Year 5	136
Thereafter	170

Total	$2,748
     Total rent expense in the accompanying statements of income for the fiscal years ending June 30, 2009, 2008 and 2007 was $834, $820 and $547 respectively. Rent expense on an annualized basis has exceeded the rental commitments primarily due to many of the operations and hangar arrangements being short term in nature.

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

As of
June 30,
2009
Year 1	$3,259
Year 2	3,094
Year 3	3,094
Year 4	1,547
Year 5	—
Thereafter	—

Total	$10,994
     Under the terms of the agreements with these third parties, the Company is ultimately liable to these vendors should UKTN-C be unable to pay its obligations.
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
     On July 26, 2007, the Company entered into an underwriting agreement under which the Company agreed to sell 4,500,000 common shares to the underwriters at a price of $6.25 less an underwriters’ discount of 6.5%. The Company also granted the underwriters a thirty day option to purchase an additional 675,000 shares to cover over-allotments. On July 31, 2007 the underwriters exercised their over-allotment option in full and closed on the purchase of the 5,175,000 shares via payment of $30,241 to the Company. The Company’s net proceeds from the follow on offering after expenses were approximately $29,711.
NOTE 12 — Stock based compensation
     At its annual stockholders’ meeting held February 26, 2009, the Company’s stockholders approved the Company’s adoption of an Amended and Restated 2005 Stock Incentive Plan (the “Plan”) that includes, among other things, an additional 600,000 shares reserved for issuance under the Plan, increasing the total shares authorized for issuance under the Plan to 1,800,000, of which 1,063,399 and 1,012,500 were outstanding under previously issued incentive grants as of June 30, 2009 and 2008, respectively. Options and restricted shares granted under the Plan vest ratably on an annual basis over three to five years and expire after ten years from the date of the grant. The Plan allows for cashless exercise under which employees surrender shares in lieu of paying the cash exercise price. Shares under the Plan have been issued from the Company’s authorized but not outstanding common shares at the time of exercise and shares surrendered as payment upon cashless exercise of options have been retired upon such exercise. However, the Company maintains no formal policy with regards to shares issued or surrendered under the Plan. The Company does not anticipate incurring cash costs under the Plan since it does not currently repurchase shares issued with regards to stock based compensation. Stock options and restricted stock that are issued, outstanding or available for future issuance under the Plan are summarized below:

	As of	As of
	June 30,	June 30,
	2009	2008
Shares authorized under plan	1,800,000	1,200,000
Stock options outstanding	(890,067)	(902,500)
Stock options exercised	(24,934)	(3,334)
Restricted shares outstanding	(173,332)	(110,000)
Restricted shares converted into common shares upon lapse of restrictions	(36,668)	—

Shares available for issuance under plan	674,999	184,166

Stock Options
     As prescribed by SFAS 123(R), the Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,	June 30,
	2009	2008	2007
Risk-free interest rate	1.74-2.71%	2.49-3.99%	4.53-4.71%
Volatility factor	61.02-75.52%	57.23-57.98%	60.35-65.89%
Weighted volatility	68.27%	57.84%	62.71%
Dividend yield	—	—	—
Option price	$3.96-6.05	$6.68-8.70	$4.05-7.05
Weighted average expected life of options	6 years	6.28 years	6 years
Weighted average grant date fair value per share	$3.07	$3.92	$3.08
     The Company’s outstanding stock options as of June 30, 2009 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2008	902,500	$5.83	—	$2,703	—
Exercisable, June 30, 2008	327,510	$4.89	—	$828	—
Grants	20,000	$5.01	—	$61	—
Exercised	(21,600)	$4.80	—	—	109
Forfeitures/expirations	(10,833)	$5.20	—	(34)	—
Balance, June 30, 2009	890,067	$5.56	7.65 years	$2,657	$—
Exercisable, June 30, 2009	601,744	$5.36	7.34 years	$1,639	$—
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of June 30, 2009 is $2,657. As of June 30, 2009, there was $857 of total unrecognized compensation cost related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.7 years on a pro rata basis over the vesting period. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the low number of forfeitures to date. Since the Plan was adopted, the majority of the previous forfeitures were due to an outside director becoming an employee of the Company and the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the years ended June 30, 2009, 2008 and 2007 is $771, $692 and $358, respectively and is included in selling, general administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of June 30, 2009, 2008 and 2007.
     The total fair value of options vesting during the years ended June 30, 2009, 2008 and 2007 was $876, $620 and $217, respectively. The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007 was $109, $15 and $0, respectively.
     Black-Scholes was developed for estimating the fair value of traded options which have no vesting restrictions and are freely transferable. The options issued under the Plan provide for limited transferability by the employee, contractor or director, and become exercisable with respect to one third to one fifth of their shares on each of the first three to five anniversaries of the date of grant. In addition, volatility is a subjective estimate that is further made difficult by the fact that, due to the limited trading history of the Company’s stock, a proxy for the Company’s volatility initially must be used. Because the Company believes it is the only public company offering traffic services outside the United States, the Company initially chose a recent six year volatility of the largest provider of traffic information in the United States, which is a much larger and longer established company than the Company. The impact of volatility on the expense recognized is that, all things being equal, the greater the volatility, the larger the expense. Effective October 1, 2006, the Company commenced using an estimate of the Company’s stock’s volatility from the IPO date until the grant of the options, which is the largest sample size available. In addition, because the Company has limited experience with regards to the expected life of the options granted with regards to both expected forfeiture rates and expected exercise dates, the Company elected to utilize the weighted mid-point between the vesting period and the maximum life of ten years, which is the point in time at which the options expire. The impact of weighted average life on the expense recognized is to the extent all other factors are the same, the expense increases as the time to exercise (life) increases. The risk free rate of interest was based on yields for five year United States Treasury bonds at the time the options were granted, which most closely matched the expected life of the options.

     Due to the net losses for the years ended June 30, 2009 and 2007, the impact of the stock options on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share for those years.
     On July 9, 2009, the compensation committee of the Company granted 245,000 stock options with an exercise price of $3.76. The provisions of these stock options are comparable to those stock options previously granted by the Company.
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
     The following table summarizes the restricted stock activity for the year ended June 30, 2009.

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Unvested, June 30, 2008	110,000	$8.57
Grants	100,000	$4.41
Converted to common stock	(36,668)	—
Forfeited	—	—
Unvested, June 30, 2009	173,332	$6.17
     As of June 30, 2009, there was $912 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years. Total compensation expense with regards to restricted stock for the year ended June 30, 2009, 2008 and 2007 was $383, $90 and $0, respectively and is included in selling, general and administrative expenses.
     Due to the net loss for the year ended June 30, 2009, the impact of the restricted stock on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share for the year ended June 30, 2009.
     On July 9, 2009, the compensation committee of the Company granted an additional 20,000 shares of restricted stock. The restriction period of this restricted stock grant is comparable to those previously granted by the Company.
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
     Due to the net losses for the years ended June 30, 2009 and 2007, the impact of the warrant on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share for those years.
NOTE 14 — Segment Reporting
     The Company primarily operates in three geographic areas, Australia, Canada and United Kingdom, through its wholly owned subsidiaries ATN, GTC which operates through its wholly owned subsidiary CTN and UKTN, including its wholly owned subsidiary UK-Commercial. Select income statement information and capital expenditures for the years ended June 30, 2009, 2008 and 2007 and select balance sheet information as of June 30, 2009, 2008 and 2007 is provided below. The All Other category consists primarily of MTN and corporate overhead and assets of GTN. Management fees charged are treated as a contra-expense and eliminate on consolidation. Intercompany advances are treated as current assets or liabilities and eliminate on consolidation.

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
Australia	2009	2008	2007
Revenues	42,707	44,296	28,425
Interest expense	39	90	132
Interest revenue	700	488	36
Depreciation & amortization expense	737	810	706
Intercompany management fee expense	1,336	1,629	1,772
Income tax expense	3,386	3,540	1,230
Segment profit	7,894	8,188	2,864
Expenditure for property and equipment	380	382	498
Expenditure for intangible assets	—	—	—

Segment assets	30,658	29,012	14,036
Current assets	27,482	25,115	10,137
Property & equipment, net	2,552	3,572	3,610
Deferred tax assets, net	323	403	312
Intangible assets, net	31	37	33
Goodwill	—	—	—
Segment liabilities	9,692	14,240	8,669

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
Canada	2009	2008	2007
Revenues	6,920	6,657	3,274
Interest expense	—	—	38
Interest revenue	1	8	2
Depreciation & amortization expense	757	668	201
Intercompany management fee expense	—	—	—
Income tax expense	—	—	—
Segment loss	(3,063)	(3,064)	(3,756)
Expenditure for property and equipment	1,034	2,027	2,616
Expenditure for intangible assets	—	—	—

Segment assets	6,849	7,928	5,528
Current assets	2,369	3,128	2,240
Property & equipment, net	4,299	4,529	2,958
Deferred tax assets (liabilities), net	—	—	—
Intangible assets, net	167	261	321
Goodwill	—	—	—
Segment liabilities	18,877	18,087	12,347

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
United Kingdom	2009	2008	2007
Revenues	10,710	—	—
Interest expense	—	—	—
Interest revenue	17	3	—
Depreciation & amortization expense	1,015	20	—
Intercompany management fee expense	—	—	—
Income tax (benefit)	(130)	—	—
Segment loss	(1,802)	(1,757)	(773)
Expenditure for property and equipment	185	837	—
Expenditure for intangible assets	—	—	—

Segment assets	30,017	2,952	145
Current assets	7,671	1,325	145
Property & equipment, net	687	824	—
Deferred tax (liabilities), net	(3,410)	—	—
Intangible assets, net	16,902	—	—
Goodwill	4,688	—	—
Segment liabilities	33,981	5,495	939

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
All Other	2009	2008	2007
Revenues	—	—	—
Interest expense	—	—	—
Interest revenue	297	1,101	433
Depreciation & amortization expense	38	2	—
Intercompany management fee revenue	(1,336)	(1,629)	(1,772)
Income tax expense	1	25	—
Segment loss	(4,114)	(1,635)	(352)
Expenditure for property and equipment	28	41	—
Expenditure for intangible assets	—	120	—

Segment assets	45,458	48,167	18,444
Current assets	44,443	47,127	17,305
Property & equipment (net)	31	39	—
Deferred tax assets (liabilities), net	—	—	—
Intangible assets, net	100	120	—
Goodwill	—	—	—
Segment liabilities	2,247	630	484

	June 30,	June 30,	June 30,
Intercompany eliminations	2009	2008	2007
Segment assets	(43,812)	(25,457)	(14,313)
Current assets	(42,931)	(24,576)	(13,432)
Property & equipment (net)	—	—	—
Intangible assets, net	—	—	—
Goodwill	—	—	—
Segment liabilities	(42,931)	(24,576)	(13,432)

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
Total	2009	2008	2007
Revenues	60,337	50,953	31,699
Interest expense	39	90	170
Interest revenue	1,015	1,600	471
Depreciation & amortization expense	2,547	1,500	907
Intercompany management fee expense	—	—	—
Income tax expense	3,257	3,565	1,230
Net (loss) profit	(1,085)	1,732	(2,017)
Expenditure for property and equipment	1,627	3,287	3,114
Expenditure for intangible assets	—	120	—

Total assets	69,170	62,602	23,840
Current assets	39,034	52,119	16,395
Property & equipment, net	7,569	8,964	6,568
Deferred tax (liabilities) assets, net	(3,087)	403	312
Intangible assets, net	17,200	418	354
Goodwill	4,688	—	—
Total liabilities	21,866	13,876	9,007
     Non-cash stock based compensation is not allocated to the operating subsidiaries and is a component of the All Other segment above. Non-cash stock based compensation was $1,154, $782 and $358 for the years ended June 30, 2009, 2008 and 2007, respectively.
     The Company offers four primary products in the markets in which it operates. The products consist of radio traffic advertising commercials, radio news advertising commercials, television advertising commercials and government services relating to traffic. Not all products are offered in all markets or in all periods covered by the financial statements. These products are not operated as separate segments but are the responsibility of the regional management of the various segments outlined above. All revenues are generated from external clients.

Revenues	Traffic	News	Television	Government	Total
Year ended June 30, 2009	$44,375	$8,582	$3,318	$4,062	$60,337
Year ended June 30, 2008	$38,951	$7,385	$4,617	$—	$50,953
Year ended June 30, 2007	$24,637	$4,427	$2,635	$—	$31,699
NOTE 15 — Asset Disposal Outside the Ordinary Course
     On February 2, 2007, a helicopter owned by CTN, but operated by a third party, crashed during a maintenance flight. None of the Company’s employees and no personnel of its network affiliates were in the helicopter at the time of the accident. The net book value of the helicopter at the time of the accident was $576 and substantially all of the cost of replacing the helicopter and any other expenses related to the accident, less applicable deductibles, was covered by the third party insurance. Based on the insurance proceeds, the Company recognized a gain of $66 on disposal of the helicopter.
     In June 2007, CTN received all of the expected insurance proceeds of $632.

NOTE 16 — Quarterly Results of Operations (unaudited)
Year ended June 30, 2009

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$15,975	$13,929	$12,462	$17,971	$60,337
Net operating income (loss)	1,658	1,668	(1,465)	(623)	1,238
Net income (loss)	856	890	(1,784)	(1,047)	(1,085)
Net income (loss) per share:
Basic	$0.05	$0.05	$(0.10)	$(0.06)	$(0.06)
Diluted	$0.05	$0.05	$(0.10)	$(0.06)	$(0.06)
Year ended June 30, 2008

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$10,981	$13,160	$12,216	$14,596	$50,953
Net operating income	252	1,709	179	1,643	3,783
Net (loss) income	(89)	1,109	(224)	936	1,732
Net (loss) income per share:
Basic	$(0.01)	$0.06	$(0.01)	$0.05	$0.10
Diluted	$(0.01)	$0.06	$(0.01)	$0.05	$0.10
NOTE 17 — Acquisition of Businesses
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

     Effective March 1, 2009, the Company and UKTN completed an acquisition of 100% of the outstanding ordinary shares of Unique from UBC Media Group plc (“UBC”) for an initial payment of £9 million (approximately $12.9 million at closing), plus three potential contingent payments based on performance for the calendar years 2009, 2010 and 2011, after which Unique (subsequently renamed UK-Commercial) became a wholly owned subsidiary of UKTN. Under the terms of the agreement, UBC was entitled to receive an earn-out payment of up to £5.5 million (approximately $9.1 million as of June 30, 2009) based on revenue of the acquired business generated during 2009. UBC was entitled to a £1.0 million payment (approximately $1.6 million as of June 30, 2009) if the acquired business generated 2009 revenue of at least £11.0 million (approximately $18.1 million as of June 30, 2009). The amount of the payment would increase based on a graduated schedule of 2009 revenue, up to a maximum of £5.5 million (approximately $9.1 million as of June 30, 2009) if the acquired business generated 2009 revenues of £13.6 million (approximately $22.4 million as of June 30, 2009) or greater. For each of 2010 and 2011, UBC Media Group was entitled to receive earn-out payments equal to 50% of the amount by which revenue from the acquired business exceeded £12.0 million (approximately $19.7 million as of June 30, 2009) and £12.5 million (approximately $20.6 million as of June 30, 2009), respectively. The closing date purchase price was adjusted upwards by the amount that Unique’s working capital exceeded £0.04 million (approximately $0.07 million) as of the closing date. The working capital adjustment was finalized in July 2009 and the Company paid UBC £0.23 million (approximately $0.4 million). The Company has guaranteed UKTN’s performance to UBC under the share purchase agreement. Subsequent to the settlement of the earn-out described below, the Company believes it is unlikely to have any liability under this guarantee.
     On July 23, 2009, the Company settled all of its contingent payment obligations to UBC for a payment of £1.95 million (approximately $3.2 million as of closing). In addition, effective as of July 1, 2009, the Company agreed to sell the radio marketing and sales & promotion business (“Intamedia”) that it previously acquired from UBC back to UBC for £50 thousand (approximately $80 thousand). The Company also agreed to, subject to certain conditions, to allow Intamedia to continue to operate from its offices on a rent free basis until March 31, 2010. As part of the Intamedia sale, the Company agreed to a limited release from non-competition agreements for UBC and Simon Cole, its Chief Executive

Officer, that were previously entered into as part of the Unique acquisition. The release pertained to the Intamedia business line only. The operations of Intamedia were immaterial to both the Company and the United Kingdom segment.
     Unique provides traffic and entertainment news information to radio stations throughout the United Kingdom in exchange for commercial airtime inventory that it in turn sells to advertisers, in a business model similar to that of ATN and CTN. As a result of the acquisition, the Company expects to be the leading provider of traffic reporting services to radio stations in the United Kingdom.
     The Company accounts for business acquisitions using the purchase method of accounting as prescribed SFAS No. 141, “Business Combinations”. Under the purchase method, the results of an acquired business are included in the Company’s financial statements from the date of acquisition. The assets acquired and the liabilities assumed are recorded at their respective estimated fair values at closing, with any excess of the purchase price over the estimated fair value of the net assets acquired (including identifiable intangible assets) being recorded as goodwill. The results of operations for Unique have been included in the Company’s statement of income since the acquisition date of March 1, 2009. Revenue and net loss for the period March 1, 2009 through June 30, 2009 related to the Unique acquisition has been approximately $6.6 million and $0.4 million, respectively.
     The Company has employed the income method to estimate the fair value of intangible assets, which is based on forecasted expected future cash flows related to the respective intangible assets. The income method is level three in the hierarchy of fair values (see Note 3(m)), and as such significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. The fair value calculations are based on historical performance and projections of future performance based on management assumptions. The Company believes that these assumptions and projections are reasonable, but are subject to a great deal of uncertainty and the valuations of the intangible assets may be different under different assumptions. Should our assessment of the useful lives of the intangible assets change in future periods, due to non-renewal of station contracts, unenforceability of the non-competition agreement, loss of radio advertisers or otherwise, such shorter lives are likely to have a significant negative impact on our profits in the period such revised intangible lives are recognized.
A summary of the preliminary purchase price allocation is as follows based on exchange rates on the date of acquisition and subject to finalization in future periods (amounts in thousands):

Current Assets	$3,953
Intangible asset — Station Contracts	11,162
Intangible asset — Non-competition agreement	2,147
Intangible asset — Radio advertising contracts	2,194
Goodwill	4,509

Total assets acquired	23,965
Current liabilities assumed	4,037
Deferred tax liability, net	3,091

Net assets acquired	16,837
Less: Acquisition costs	819
Add: Translation adjustment	41

Cash consideration	16,059

     The primary reason the purchase price has not been finalized is that the contingent consideration was not settled until after June 30, 2009 and the final valuation of assets acquired and liabilities assumed is not complete.
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
     Finite lived intangible assets are amortized on a straight line basis with no anticipated residual. The following are the intangible assets acquired (based on the exchange rate at acquisition date) and their respective amortizable lives (amounts in thousands):

		Amortization
		Period
	Amount	(Years)
Station contracts	$11,162	10 years
Radio advertising contracts	2,194	4 years
Non-competition agreement	2,147	3 years

Total intangible assets with finite lives	$15,503
Pro Forma Income Statement Information (unaudited)

The following table presents selected unaudited financial income statement information including the acquisition of Unique as if the acquisition had occurred July 1, 2007. The pro forma results are not necessarily indicative of what the operating results would have been had the acquisition occurred at this date nor are they necessarily indicative of future performance (amounts in thousands, except per share amounts):

	Year Ended
	June 30,
	2009	2008
Pro Forma revenues	$69,887	$67,698
Pro Forma net loss	$(2,576)	$(855)
Pro forma net loss per share — basic and diluted	$(0.14)	$(0.05)

EXHIBIT INDEX

Exhibit
No.	Description

10.13	Amendment effective July 1, 2009 to Information Report Supply Agreement dated June 24, 2008 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited.††

21.1	Subsidiaries of Global Traffic Network, Inc.

23.1	Consent of BDO Kendalls Audit & Assurance (NSW — VIC) Pty Limited (formerly BDO).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated September 10, 2009.

††	Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 406 of the Securities Act and/or Rule 24b-2 of the Exchange Act.