Form 10-Q
period 2009-09-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2009-11-09
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 6, 2009, the registrant had 18,284,834 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents	$20,268	$21,419
Accounts receivable net of allowance for doubtful accounts of $135 and $150 at September 30, 2009 and June 30, 2009	16,131	15,986
Prepaids and other current assets	1,796	1,421
Deferred tax assets	253	208

Total current assets	38,448	39,034

Property and equipment, net	8,131	7,569
Intangible assets, net	16,023	17,200
Goodwill	4,552	4,688
Deferred tax assets	142	115
Other assets	558	564

Total assets	$67,854	$69,170

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$12,697	$14,649
Deferred revenue	955	1,198
Income taxes payable	2,100	1,908
Current portion of long term debt	332	326

Total current liabilities	16,084	18,081
Long term debt, less current portion	—	57
Deferred tax liabilities	3,239	3,410
Other liabilities	402	318

Total liabilities	19,725	21,866

Common stock, $.001 par value; 100,000,000 shares authorized; 18,284,834 shares issued and outstanding as of September 30, 2009 and 18,264,834 shares issued and outstanding as of June 30, 2009	18	18
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of September 30, 2009 and June 30, 2009	—	—
Additional paid in capital	50,464	50,146
Accumulated other comprehensive income	2,939	1,398
Accumulated deficit	(5,292)	(4,258)

Total shareholders’ equity	48,129	47,304

Total liabilities and shareholders’ equity	$67,854	$69,170

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	September 30
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$20,357	$15,975

Operating expenses (exclusive of depreciation and amortization shown separately below)	14,960	9,674
Selling, general and administrative expenses	4,752	4,200
Depreciation and amortization expense	1,247	443

Net operating (loss) income	(602)	1,658
Interest expense	6	16

Other (income) (including interest income of $151 and $413 for the three months ended September 30, 2009 and 2008)	(309)	(417)
Other expense	27	41

Net (loss) income before income taxes	(326)	2,018
Income tax expense	708	1,162

Net (loss) income	$(1,034)	$856

(Loss) income per common share:
Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05
Weighted average common shares outstanding:
Basic	18,091,502	18,157,789
Diluted	18,091,502	18,516,160
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,034)	$856
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,247	443
Allowance for doubtful accounts	(15)	9
Non-cash compensation expense	318	286
Change in deferred taxes	(113)	4
Foreign currency transaction income	(104)	—
Loss on disposal of assets	24	41

Changes in assets and liabilities (net of effects from purchase of controlled entity):
Accounts receivable	718	(263)
Prepaid and other current assets and other assets	(320)	(735)
Accounts payable and accrued expenses and other liabilities	972	1,319
Deferred revenue	(285)	(168)
Income taxes payable	13	681

Net cash provided by operating activities	1,421	2,473

Cash flows from investing activities:
Purchase of property and equipment	(522)	(824)
Acquisition of business	(3,488)	—

Net cash used in investing activities	(4,010)	(824)

Cash flows from financing activities:
Repayment of long term debt	(82)	(183)

Net cash used in by financing activities	(82)	(183)

Effect of exchange rate changes on cash and cash equivalents	1,520	(2,985)

Net decrease in cash and cash equivalents	(1,151)	(1,519)
Cash and cash equivalents at beginning of fiscal period	21,419	37,541

Cash and cash equivalents at end of fiscal period	$20,268	$36,022

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$6	$16

Income taxes	$806	$477

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts unless noted)
Information as of September 30, 2009 and 2008 and for the three months ended September 30,
2009 and 2008 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (“Global Delaware”) was a Delaware corporation formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of Global Delaware’s formation, ATN was a separate entity controlled by the same shareholders that controlled Global Delaware. On December 13, 2005, Global Delaware entered into a Securities Exchange Agreement (“share exchange”) with ATN and the holders of all of the outstanding shares of ATN pursuant to which Global Delaware exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of Global Delaware’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of Global Delaware. On October 19, 2006, the Company formed a wholly-owned subsidiary, Global Traffic Network (UK) Limited (“UKTN”), to operate the Company’s business in the United Kingdom. On December 12, 2007, Global Delaware formed a wholly-owned subsidiary, Global Traffic Network, Inc., a Nevada corporation (“Global Nevada”), for the purpose of changing Global Delaware’s state of incorporation from Delaware to Nevada. On February 26, 2008, Global Delaware merged with and into Global Nevada, with Global Nevada remaining as the surviving corporation. All references to the Company pertain to Global Delaware for time periods prior to the merger and pertain to Global Nevada for time periods following the merger. On March 7, 2008, the Company formed a wholly owned subsidiary, Mobile Traffic Network, Inc. (“MTN”), to conduct non-broadcast operations of the Company related to its mobile telephone technology. On March 1, 2009, UKTN acquired all the share capital of The Unique Broadcasting Company Limited (“Unique”) which was subsequently renamed Global Traffic Network (UK) Commercial Limited (“UK-Commercial”). The primary business of UK-Commercial is providing traffic and entertainment news reports to radio stations in the United Kingdom in exchange for advertising inventory which it then sells to advertisers.
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
NOTE 2 — Basis of Presentation
     The financial statements presented herein assume that the share exchange had occurred as of July 1, 2003 such that ATN had been a wholly owned subsidiary of the Company for all periods presented. Any activity or balances prior to May 16, 2005 (the Company’s date of formation) pertain to ATN. Because GTN and ATN are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation. All adjustments that in the opinion of management are necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature.
     The consolidated financial statements consist of the Company and its four wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, UKTN including its wholly owned subsidiary UK-Commercial, and MTN. As of July 5, 2005, the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of October 19, 2007, the consolidated financial statements consisted of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of March 7, 2008, the consolidated financial statements consist of the Company, ATN, UKTN, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. As of March 1, 2009, the consolidated financial statements consist of the Company, ATN, UKTN including its wholly owned subsidiary UK-Commercial, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at September 30, 2009 and June 30, 2009.
     Subsequent events have been evaluated through November 9, 2009, the date on which these financial statements were filed.
     Certain amounts reported in prior years have been reclassified to conform to the current year presentation.
NOTE 3 — Earnings per Share
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended September 30, 2009 and 2008, there were common equivalent shares outstanding due to outstanding stock options of 1,133,400 and 870,900, respectively, restricted common shares of 193,332 and 110,000, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares that expires March 23, 2011.

     As a result of the Company’s net loss for the three month period ended September 30, 2009, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share. For the three month period ended September 30, 2008, all outstanding stock options were dilutive and included in the calculation of diluted shares outstanding.

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
Basic Shares Outstanding	18,091,502	18,157,789
Stock Options, Warrants & Restricted Stock	N/A	358,371
Diluted Shares Outstanding	18,091,502	18,516,160
NOTE 4 — Recent Accounting Pronouncements
     In June 2009, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” was issued which established the “FASB Accounting Standards Codification” (“Codification”) as the single source authoritative non-governmental United States generally accepted accounting principles (“U.S. GAAP”) as of July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one location. All existing accounting standard documents are superseded by Codification and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted Codification on July 1, 2009. The adoption of Codification did not have a material impact on its consolidated financial position or results of operations. Pursuant to the provisions of Codification, the Company has updated references to U.S. GAAP in its financial statements issued for the period ended September 30, 2009.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. Effective July 1, 2009 this accounting pronouncement has been incorporated in Codification as FASB ASC 820. FASB ASC 820 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of fair value measurement requirements until fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the remaining requirements of FASB ASC 820 on July 1, 2009 and the adoption of the remaining provisions did not have a material impact on its consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” to create greater consistency in the accounting and financial reporting of business combinations. Effective July 1, 2009 this accounting pronouncement has been incorporated in Codification as FASB ASC 805. FASB ASC 805 requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. FASB ASC 805 also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and directs how to evaluate the nature and financial effects of the business combination. FASB ASC 805 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company adopted FASB ASC 805 on July 1, 2009 and the adoption did not have a material impact on its consolidated financial position or results of operations. The Company’s acquisition of The Unique Broadcasting Company Limited occurred prior to the adoption of FASB ASC 805.
     In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. Effective July 1, 2009 this staff position has been incorporated in the Codification primarily under FASB ASC 275 and FASB ASC 350. Determination of the Useful Life of Intangible Assets amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under FASB ASC 350 Intangibles-Goodwill and Other. The intent of Determination of the Useful Life of Intangible Assets is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805 as well as other U.S. GAAP. Determination of the Useful Life of Intangible Assets applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company adopted FASB ASC 275 and FASB ASC 350 on July 1, 2009 and the adoption did not have a material impact on its consolidated financial position or results of operations.
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

	September 30,	June 30,
	2009	2009
Cash and cash equivalents consist of the following:
Domestic	$568	$1,381
Foreign	19,700	20,038

Total cash and cash equivalents	$20,268	$21,419
     Money market investments with a fair value of $1 are included in cash and cash equivalents as of September 30, 2009. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1.
NOTE 6 — Major Suppliers
     Approximately 21% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At September 30, 2009, trade payables to this supplier comprised approximately 26% of the Company’s trade payables balance.
     Approximately 19% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia. Radio commercial advertising inventory is received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and a two year agreement effective February 1, 2009 with this supplier to receive radio news commercial airtime inventory. At September 30, 2009, trade payables to this supplier comprised approximately 8% of the Company’s trade payables balance.
     Almost half of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 58% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenues. The Company’s provision of traffic reports to 24 of these radio stations in seven Canadian markets is governed by a four year agreement effective January 1, 2009. At September 30, 2009, trade payables to this supplier comprised approximately 9% of the Company’s trade payables balance.
     Approximately 20% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from a large broadcaster in the United Kingdom. In addition, this commercial airtime inventory comprises approximately 28% of the audience delivery (“impacts”) of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory under a two year agreement effective November 17, 2008. At September 30, 2009, trade payables to this supplier comprised approximately 4% of the Company’s trade payables balance.
     Approximately 16% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from another large broadcaster in the United Kingdom. This commercial airtime inventory comprises approximately 28% of the impacts of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory to sell (on a variable cost basis) under a two year agreement effective September 1, 2008. This broadcaster also provides a material portion of the Company’s radio entertainment news commercial airtime inventory under a separate two year agreement effective September 1, 2008. At September 30, 2009, trade payables to this supplier comprised approximately 5% of the Company’s trade payables balance.
NOTE 7 — Comprehensive (Loss) Income
     Comprehensive (loss) income is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Three	Three
	months	months
	ended	ended
	September 30,	September 30,
	2009	2008
Net (loss) income	$(1,034)	$856
Foreign currency translation adjustment	1,541	(3,939)

Comprehensive income (loss)	$507	$(3,083)

NOTE 8 — Income Taxes
     Tax expense for the three months ended September 30, 2009 and 2008 was $708 and $1,162, respectively. The effective tax rate for the three months ended September 30, 2009 and 2008 was 217.2% and 57.6%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to the Company’s Australian operations reporting a taxable profit and tax expense while the Company’s Canadian, United Kingdom and United States operations generate a net loss, generally without recording an income tax benefit. The decrease in the valuation allowance for the period ending September 30, 2009 relates primarily to the use of previously valued deferred tax assets related to net operating losses of $1,487 pertaining to ATN net income that was recognized by Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) during the period, offset by $996 of additions to the valuation allowance primarily for net operating losses of CTN and UKTN as well as certain other deferred tax assets. Prior to July 1, 2009, the Company considered all earnings of ATN to be indefinitely reinvested abroad and therefore did not recognize a deferred tax liability with regards to the undistributed earnings of ATN. As a result of the change in permanent investment status, GTN recognized deferred tax liabilities of $9,475 for undistributed earnings and profits of ATN which are offset by foreign tax credit deferred tax assets of $9,745.
     The Company realized a tax benefit of $191 due to amortization of the deferred tax liability that was established due to the acquisition of Unique. The initial amount of this tax liability was $4,342 and the current carrying value is $4,410 (the balance has increased despite amortization due to changes in currency exchange rates). The Company has not recorded any other tax benefit for the periods ended September 30, 2009 and 2008 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN and CTN, as well as certain deferred tax assets of UKTN at September 30, 2009 and June 30, 2009 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent the Company determines that the deferred tax assets will more likely than not be realized. The Company had tax carried forward losses (prior to the valuation allowance) of $6,113 and $7,036 as of September 30, 2009 and June 30, 2009, respectively. As of September 30, 2009, all of these tax carried forward losses related to the Company’s foreign operations. The Company recorded a deferred tax asset of $1,252 associated with the net operating losses of Unique which the Company acquired March 1, 2009. The Company has not recorded a valuation allowance against this deferred tax asset since it believes it is more likely than not that it will be able to utilize these net operating losses against future taxable income of UKTN-C. The deferred tax asset related to the UKTN-C net operating losses was $1,174 as of September 30, 2009. The Company will continue to assess this position and, if necessary, establish a valuation allowance in order that the net carrying value of the deferred tax asset approximates its net realizable value. UKTN-C has generated taxable income since its acquisition date.

	September 30,	June 30,
	2009	2009
Tax carried forward losses	$6,113	$7,036
Other deferred tax assets	1,672	1,341

Total deferred tax assets	7,785	8,377
Total deferred tax liabilities	4,432	4,776

Net deferred tax assets before valuation allowance	3,353	3,601
Valuation allowance	(6,197)	(6,688)

Net deferred tax (liabilities)	$(2,844)	$(3,087)
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consists of the following as of September 30, 2009:

September 30,
2009
Year 1	$830
Year 2	722
Year 3	464
Year 4	373
Year 5	94
Thereafter	164

Total	$2,647
     Total rent expense charged to expenses in the accompanying statements of income for the three months ended September 30, 2009 and 2008 was $323 and $187, respectively. Rent expense on an annualized basis exceeds the rental commitments primarily due to many of the operations and hangar arrangements being short term in nature.
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
Contractual station commitments by year and in the aggregate are as follows:

As of
September 30,
2009
Year 1	$32,890
Year 2	25,221
Year 3	18,302
Year 4	2,452
Year 5	—
Thereafter	—

Total	$78,865
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

As of
September 30,
2009
Year 1	$3,085
Year 2	3,005
Year 3	3,005
Year 4	751
Year 5	—
Thereafter	—

Total	$9,846
     In October 2009, MTN entered into an agreement to perpetually license certain software associated with its efforts to enter the mobile phone advertising market place. The fixed payment under this license agreement is $150 and was paid in October 2009. This license also requires MTN to pay a royalty for the first four years of the license at a rate of 2% of any revenue generated using this software.

NOTE 10 — Stock based compensation
     The Company maintains an Amended and Restated 2005 Stock Incentive Plan (the “Plan”) under which 1,800,000 shares are authorized for issuance. Adoption of the Plan and all amendments thereto have been approved by the Company’s stockholders. Stock options and restricted stock that are issued, outstanding or available for future issuance under the Plan are summarized below:

As of
September 30,
2009
Shares authorized under plan	1,800,000
Stock options outstanding	(1,133,400)
Stock options exercised	(24,934)
Restricted shares outstanding	(193,332)
Restricted shares converted into common shares upon lapse of restrictions	(36,668)

Shares available for issuance under plan	411,666

     Stock Options
     The Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

Three months
Ended
September 30,
2009
Risk-free interest rate	2.33%
Volatility factor	76.17%
Weighted volatility	76.17%
Dividend yield	—
Option price	$3.76
Weighted average expected life of options	6 years
Weighted average grant date fair value per share	$2.53
     The Company’s outstanding stock options as of September 30, 2009 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2009	890,067	$5.56	—	$2,657	$—
Exercisable, June 30, 2009	601,744	$5.36	—	$1,639	$—
Grants	245,000	$3.76	—	$620	$223
Exercised	—	$—	—	—	—
Forfeitures/expirations	(1,667)	$4.66	—	$(5)	—
Balance, September 30, 2009	1,133,400	$5.17	7.91 years	$3,271	$281
Exercisable, September 30, 2009	600,077	$5.37	7.09 years	$1,634	$34
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of September 30, 2009 is $3,271. As of September 30, 2009 there was $1,276 of total unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.8 years. This expense assumes that there will be no forfeitures, which assumption is based on the positions of the option recipients within the Company and the low number of past forfeitures. Since the Plan was adopted, the largest previous forfeiture was due to an outside director becoming an employee of the Company. In such instance, the forfeited director stock options were simultaneously replaced with a like number of employee stock options. The expense for the three months ended September 30, 2009 and 2008 is $200 and $200, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements because a valuation allowance has been created for the net deferred tax assets of GTN as of September 30, 2009.

     Due to the net loss for the three month period ended September 30, 2009, the impact of the stock options on fully diluted earnings per share would be anti-dilutive and therefore is not included in common stock equivalents for the three month period ending September 30, 2009. There were common stock equivalents due to stock options of 223,405 for the three month period ended September 30, 2008.
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
     The following table summarizes the restricted stock activity for the three month period ended September 30, 2009.

		Three months
		ended
		September 30,
		2009
		Weighted
		Average Grant
		Date Fair
		Value
	Shares	Per Share
Unvested, beginning of period	173,332	$6.17
Grants	20,000	3.76
Converted to common stock upon lapse of restrictions	—	—
Forfeited	—	—
Unvested, end of period	193,332	$5.92
     As of September 30, 2009, there was $869 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years. Total compensation expense with regards to restricted stock for the three month periods ended September 30, 2009 and 2008 was $118 and $86, respectively and is included in selling, general and administrative expenses.
     Due to the net loss for the three months ended September 30, 2009, the impact of the restricted stock on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share for the three months ended September 30, 2009.
NOTE 11 — Related Party Transactions
     The Company employs and/or contracts for services with certain stockholders or relatives of certain stockholders. For the three month periods ended September 30, 2009 and 2008, the Company had expenses associated with these related entities of $244 and $240 respectively. The majority of these payments pertain to salaries and bonuses paid to these stockholders and their relatives for their services to the Company.
NOTE 12 — Intangible Assets and Goodwill
     Intangible assets reflected on the balance sheet primarily consist of the following:

	Weighted
	Average
	Amortization
	Period	September 30,	June 30,
	(Years)	2009	2009
Station contracts	10 years	$11,893	$12,565
Radio advertising contracts	4 years	2,091	2,311
Non-competition agreement	3 years	1,930	2,193
Mobile phone intellectual property	2 years	75	100
Aircraft license acquisition costs	N/A	34	31

Total intangible assets	N/A	$16,023	$17,200

     Station contracts consist of the fair value of station affiliate contracts acquired from Wise Broadcasting Network, Inc. (“Wise”) by CTN (the purchase of which was consummated April 2, 2007) and the acquisition of Unique on March 1, 2009 (see Note 14). The Wise station contracts and Unique station contracts are amortized on a straight line basis over the estimated useful life of five years and ten years, respectively. Radio advertising contracts and non-competition agreement also relate to the acquisition of Unique. Radio advertising contracts are amortized on a straight line basis over the estimated useful life of four years and the non-competition agreement is amortized on a straight line basis over three years which is the contractual term of the non-competition agreement. Mobile phone intellectual property consists of payments to the developer of MTN’s passive alerting technology for which MTN has applied for patent protection and is being amortized on a straight line basis over two years. The aircraft license acquisition costs consist of costs relating to obtaining aircraft operating certificates and licenses in Australia. Due to the long term and indefinite nature of the aircraft license acquisition costs, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of September 30, 2009 and June 30, 2009, there was no impairment of this asset.
Acquired intangible assets

	As of September 30, 2009		As of June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets

Station contracts	$12,792	$899	$13,136	$571
Radio advertising contracts	2,448	357	2,521	210
Non-competition agreement	2,396	466	2,467	274

Total	$17,636	$1,722	$18,124	$1,055

Estimated future amortization expense relating to acquired
intangible assets:	Total
For the year period ended September 30, 2010	$2,723
For the year period ended September 30, 2011	$2,723
For the year period ended September 30, 2012	$2,221
For the year period ended September 30, 2013	$1,501
For the year period ended September 30, 2014	$1,245
Thereafter	$5,501
     Goodwill represents the excess of the purchase price of Unique by UKTN over the fair value of the net assets acquired, including the identified definite lived intangible assets. Due to the long term and indefinite nature of goodwill, amortization expense is not reflected and the Company regularly reviews the asset for impairment. As of September 30, 2009 there was no impairment of goodwill.

Balance, June 30, 2009	$4,688
Acquisitions	—
Translation adjustments	(136)
Balance, September 30, 2009	$4,552
NOTE 13 — Segment Reporting
     The Company primarily operates in three geographic areas, Australia, Canada and United Kingdom, through its wholly owned subsidiaries ATN, GTC which operates through its wholly owned subsidiary CTN and UKTN, including its wholly owned subsidiary UK-Commercial. Select income statement information and capital expenditures for the periods ended September 30, 2009 and 2008 and select balance sheet information as of September 30, 2009 and 2008 is provided below. The All Other category consists primarily of MTN and corporate overhead and assets of GTN. Management fees charged are treated as a contra-expense and eliminate on consolidation. All revenue is from external clients and there is no intersegment revenue. Intercompany advances are treated as non-current assets or liabilities and eliminate on consolidation.

	Three months	Three months
	Ended	Ended
	September 30,	September 30,
Australia	2009	2008
Revenues	12,092	12,972
Interest expense	6	16
Interest revenue	150	274
Depreciation & amortization expense	239	208
Intercompany management fee expense	384	389
Income tax expense	781	1,158
Segment profit	1,816	2,691
Expenditure for property and equipment	51	221

Segment assets	32,172	28,395
Current assets	28,927	24,746
Property & equipment, net	2,594	2,921
Deferred tax assets, net	395	329
Intangible assets, net	34	31
Goodwill	—	—
Segment liabilities	10,768	13,780

	Three months	Three months
	Ended	Ended
	September 30,	September 30,
Canada	2009	2008
Revenues	1,311	1,842
Interest expense	—	—
Interest revenue	—	1
Depreciation & amortization expense	242	191
Intercompany management fee expense	—	—
Income tax expense	—	—
Segment loss	(1,573)	(689)
Expenditure for property and equipment	428	494

Segment assets	7,033	7,658
Current assets	1,972	2,755
Property & equipment, net	4,880	4,661
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	165	233
Goodwill	—	—
Segment liabilities	21,714	18,082

	Three months	Three months
	Ended	Ended
	September 30,	September 30,
United Kingdom	2009	2008
Revenues	6,924	1,161
Interest expense	—	—
Interest revenue	—	2
Depreciation & amortization expense	738	40
Intercompany management fee expense	—	—
Income tax (benefit)	(73)	—
Segment loss	(428)	(399)
Expenditure for property and equipment	43	82

Segment assets	27,928	2,928
Current assets	6,907	1,253
Property & equipment, net	653	776
Deferred tax (liabilities), net	(3,239)	—
Intangible assets, net	15,749	—
Goodwill	4,552	—
Segment liabilities	32,194	5,575

	Three months	Three months
	Ended	Ended
	September 30,	September 30,
All Other	2009	2008
Revenues	30	—
Interest expense	—	—
Interest revenue	1	136
Depreciation & amortization expense	28	4
Intercompany management fee revenue	(384)	(389)
Income tax expense	—	4
Segment loss	(849)	(747)
Expenditure for property and equipment	—	27

Segment assets	48,874	46,147
Current assets	642	19,997
Property & equipment (net)	4	63
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	75	120
Goodwill	—	—
Segment liabilities	2,321	904

	September 30,	September 30,
Intercompany eliminations	2009	2008
Segment assets	(48,153)	(25,967)
Current assets	—	—
Property & equipment (net)	—	—
Intangible assets, net	—	—
Goodwill	—	—
Segment liabilities	(47,272)	(25,086)

	Three months	Three months
	Ended	Ended
	September 30,	September 30,
Total	2009	2008
Revenues	20,357	15,975
Interest expense	6	16
Interest revenue	151	413
Depreciation & amortization expense	1,247	443
Intercompany management fee expense	—	—
Income tax expense	708	1,162
Net (loss) profit	(1,034)	856
Expenditure for property and equipment	522	824

Total assets	67,854	59,161
Current assets	38,448	48,751
Property & equipment, net	8,131	8,421
Deferred tax (liabilities) assets, net	(2,844)	329
Intangible assets, net	16,023	384
Goodwill	4,552	—
Total liabilities	19,725	13,255
     Non-cash stock based compensation is not allocated to the operating subsidiaries and is a component of the All Other segment above. Non-cash stock based compensation was $318 and $286 for the three months ended September 30, 2009 and 2008, respectively.
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

Revenues	Traffic	News	Television	Government	Total
Three months ended September 30, 2009	$15,714	$2,922	$765	$956	$20,357
Three months ended September 30, 2008	$11,534	$2,107	$1,173	$1,161	$15,975

NOTE 14 — Acquisition of The Unique Broadcasting Company Limited
     Effective March 1, 2009, the Company and UKTN completed an acquisition of 100% of the outstanding ordinary shares of Unique from UBC Media Group plc (“UBC”) for an initial payment of £9 million (approximately $12.9 million at closing), plus three potential contingent payments based on performance of the acquired business for the calendar years 2009, 2010 and 2011. Upon closing, Unique (subsequently renamed UK-Commercial) became a wholly owned subsidiary of UKTN. Under the terms of the share purchase agreement, UBC was entitled to receive an earn-out payment of up to £5.5 million (approximately $9.1 million as of June 30, 2009) based on revenue of the acquired business generated during 2009. UBC was entitled to a £1.0 million payment (approximately $1.6 million as of June 30, 2009) if the acquired business generated 2009 revenue of at least £11.0 million (approximately $18.1 million as of June 30, 2009). The amount of the payment would increase based on a graduated schedule of 2009 revenue, up to a maximum of £5.5 million (approximately $9.1 million as of June 30, 2009) if the acquired business generated 2009 revenues of £13.6 million (approximately $22.4 million as of June 30, 2009) or greater. For each of 2010 and 2011, UBC Media Group was entitled to receive earn-out payments equal to 50% of the amount by which revenue from the acquired business exceeded £12.0 million (approximately $19.7 million as of June 30, 2009) and £12.5 million (approximately $20.6 million as of June 30, 2009), respectively. The closing date purchase price was adjusted upwards by the amount that Unique’s working capital exceeded £0.04 million (approximately $0.07 million) as of the closing date. The working capital adjustment was finalized in July 2009 and the Company paid UBC £0.23 million (approximately $0.4 million). The Company has guaranteed UKTN’s performance to UBC under the share purchase agreement. Subsequent to the settlement of the earn-out described below, the Company believes it is unlikely to have any liability under this guarantee.
     On July 23, 2009, UKTN settled all of its contingent payment obligations to UBC for a cash payment of £1.95 million (approximately $3.2 million as of closing). In addition, effective as of July 1, 2009, UKTN agreed to sell the radio marketing and sales & promotion business (“Intamedia”) that it previously acquired from UBC back to UBC for £50 thousand (approximately $80 thousand). UKTN and UK-Commercial also agreed to, subject to certain conditions, to allow Intamedia to continue to operate from their offices on a rent free basis until March 31, 2010. As part of the Intamedia sale, UKTN agreed to a limited release from non-competition agreements for UBC and Simon Cole, its Chief Executive Officer, that were previously entered into as part of the Unique acquisition. The release pertained to the Intamedia business line only. The operations of Intamedia were immaterial to both the Company and the United Kingdom segment.
     Unique (now named UK-Commercial) provides traffic and entertainment news information to radio stations throughout the United Kingdom in exchange for commercial airtime inventory that it in turn sells to advertisers, in a business model similar to that of ATN and CTN. As a result of the acquisition, the Company expects to be the leading provider of traffic reporting services to radio stations in the United Kingdom.
     The Company accounts for business acquisitions using the purchase method of accounting. Under the purchase method, the results of an acquired business are included in the Company’s financial statements from the date of acquisition. The assets acquired and the liabilities assumed are recorded at their respective estimated fair values at closing, with any excess of the purchase price over the estimated fair value of the net assets acquired (including identifiable intangible assets) being recorded as goodwill. The results of operations for Unique have been included in the Company’s statement of income since the acquisition date of March 1, 2009. Revenue and net loss for the period July 1, 2009 through September 30, 2009 related to the Unique acquisition has been approximately $5.9 million and $0.2 million, respectively.
     The Company has employed the income method to estimate the fair value of intangible assets, which is based on forecasted expected future cash flows related to the respective intangible assets. The income method is level three in the hierarchy of fair values, and as such significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. The fair value calculations are based on historical performance and projections of future performance based on management assumptions. The Company believes that these assumptions and projections are reasonable, but are subject to a great deal of uncertainty and the valuations of the intangible assets may be different under different assumptions. Should the assessment of the useful lives of the intangible assets change in future periods, due to non-renewal of station contracts, unenforceability of the non-competition agreement, loss of radio advertisers or otherwise, such shorter lives are likely to have a significant negative impact on the profits in the period such revised intangible lives are recognized.
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

     The primary reason the purchase price has not been finalized is that the valuation of assets acquired and liabilities assumed is not complete, including an assessment of any uncertain tax positions relating to the deferred tax asset acquired.
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
Pro Forma Income Statement Information
     The following table presents selected unaudited financial income statement information including the acquisition of Unique as if the acquisition had occurred July 1, 2007. The pro forma results are not necessarily indicative of what the operating results would have been had the acquisition occurred at this date nor are they necessarily indicative of future performance (amounts in thousands):

	Three Months Ended
	September 30,
	2009	2008
Pro Forma revenues	$20,357	$19,618
Pro Forma net loss	$(1,034)	$53
Pro forma net loss per share — basic and diluted	$(0.06)	$0.00

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission.
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
     Our operations are conducted through the following wholly owned direct and indirect subsidiaries:
•	The Australia Traffic Network Pty Limited (“Australia Traffic Network”)

•	Canadian Traffic Network ULC (“Canadian Traffic Network”)

•	Global Traffic Network (UK) Limited and Global Traffic Network (UK) Commercial Limited (“UK Traffic Network” and “UK Commercial Traffic Network,” respectively)

•	Mobile Traffic Network, Inc (“Mobile Traffic Network”)
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
     The radio stations that contract to provide us with traffic and news report advertising inventory become members of our “Radio Network.” Likewise, the television stations that contract to receive our TV reports become members of our “TV Network.” Collectively, we refer to the members of these networks as our “network affiliates.” We currently offer radio traffic and television traffic reports and video footage to our network affiliates in Australia, while obtaining radio news report advertising inventory by paying cash compensation to our news network affiliates. References to the provision of news reports in Australia throughout this report refer to our purchase from radio stations of news advertising inventory embedded in news reports that we then make available to our advertisers. We provide radio traffic reports and TV reports to our network affiliates in Canada, as well as news, weather, business and sports reports to radio network affiliates on a limited basis. In the United Kingdom, we provide radio stations with traffic and entertainment news information and reports that are primarily provided through third party out-source providers that we compensate. Our network affiliates by market and product currently are as follows:

		Radio News, Sports,
		Weather, Business
		and Entertainment
	Radio Traffic	News	TV Reports
Australia	80	24	14
Canada	71	25	5
United Kingdom	271	122	—
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

     The majority of our revenues have been generated from our Australian operations, including approximately $12.1 million, or 59%, of our revenues for three month period ended September 30, 2009. Approximately $9.2 million, or 45% of our total revenue, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the three month period ended September 30, 2008, approximately $13.0 million, or 81% of our revenues, were generated by our Australian operations and approximately $9.8 million, or 61%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to expand the provision of TV reports and obtain more news report inventory in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in eight Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Ottawa, Edmonton and Winnipeg. We anticipate expanding our radio and television advertising inventory primarily by adding new network affiliates in our existing markets since Canada is not as penetrated as either Australia or United Kingdom. However, we will continue to explore the expansion of our advertising inventory by both the introduction of new products as well as entering new markets. We obtained the majority of our United Kingdom radio advertising inventory as a result of our acquisition of The Unique Broadcasting Company Limited (“Unique”) on March 1, 2009. We are actively seeking to expand the amount of our traffic and entertainment news inventory from both new and existing affiliates. As commercial advertising inventory generated from our Australian, Canadian and United Kingdom operations increase, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We also experienced a similar lag when we began to receive news report inventory from Austereo in July 2006. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory associated with additional radio news reports in Australia, our provision of radio traffic and information reports and TV reports in Canada and increases in radio advertising inventory in the United Kingdom.
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
Basis of Presentation
     We have derived substantially all of our revenues to date from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and, unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended September 30, 2009 and 2008, and applicable to our balance sheet data as of September 30, 2009 and June 30, 2009 are set forth below:

Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended September 30, 2009	0.8340	September 30, 2009	0.8828
Three month period ended September 30, 2008	0.8875
		June 30, 2009	0.8064
Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended September 30, 2009	0.9115	September 30, 2009	0.9350
Three month period ended September 30, 2008	0.9598
		June 30, 2009	0.8604
United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended September 30, 2009	1.6411	September 30, 2009	1.5982
Three month period ended September 30, 2008	1.8921
		June 30, 2009	1.6458
     We estimate that the impact from currency changes on our operating results for the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008 has been to decrease income statement amounts as follows:

Three months
Ended
September 30,
2009
(in thousands)
Australia
Revenues	$(775)
Operating expenses (exclusive of depreciation and amortization)	(431)
Sales, general & administrative expenses	(171)
Canada
Revenues	(69)
Operating expenses (exclusive of depreciation and amortization)	(119)
Sales, general & administrative expenses	(21)
United Kingdom
Revenues	(1,059)
Operating expenses (exclusive of depreciation and amortization)	(900)
Sales, general & administrative expenses	(130)
Australia, Canada and United Kingdom combined
Revenues	(1,903)
Operating expenses (exclusive of depreciation and amortization)	(1,450)
Sales, general & administrative expenses	(322)
     When discussing changes in income statement accounts from the three month period ended September 30, 2008, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
     Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. Any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of our revenues and expenses. To the extent foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. This recently occurred in Australia for both the three month period ended March 31, 2009 and the three month period ended June 30, 2009. For example, for the three months ended March 31, 2009, although revenue increased approximately 11.7% when measured in Australia dollars, our reported Australia revenue in U.S. dollars decreased approximately 18.1% from the three months ended March 31, 2008.

     To date during our second fiscal quarter that ends December 31, 2009, the Australia dollar has been significantly stronger than during the quarter ended December 31, 2008. Should the exchange rate between the U.S. and Australian dollar remain at the current levels, this will increase our reported Australian revenues and expenses, which constitute the majority of our business.
     Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending September 30 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. During certain previous years, the impact of seasonality on our results of operations has been offset by the rapid revenue growth of our business and, in certain cases, favorable exchange rate movements. As a result, our revenues for the quarter ending March 31 have frequently exceeded our revenues for the preceding quarter ended September 30. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.
     Acquisition of The Unique Broadcasting Company Limited
     On February 1, 2009, UK Traffic Network entered into a definitive share purchase agreement to acquire The Unique Broadcasting Company Limited (“Unique”) and the acquisition was completed effective March 1, 2009. Consequently, our results for the quarter ended September 30, 2009 include Unique’s operations whereas the quarter ended September 30, 2008 does not. As a result of this acquisition, we expect that our revenues, operating, sales and general and administrative expenses and depreciation & amortization expenses for future periods will increase materially compared to the amounts reflected in our income statements for periods preceding the acquisition, including the fiscal year 2009 period discussed under “Results of Operations” below. Based on the management accounts of UBC Media Group, plc, Unique’s prior owner, Unique’s revenues for the eight months ended February 28, 2009 were approximately $11.0 million and Unique’s operating, sales and general and administrative expenses were approximately $10.9 million. These figures are unaudited and have not been subject to review by our independent accountants and are being presented merely to show the potential impact of the acquisition on our revenues, operating, sales and general and administrative expenses in the future. Actual results may differ substantially from those reflected in the UBC Media Group’s management accounts due to a variety of factors, including without limitation implementation of our company’s operating model, potential synergies with our current United Kingdom operations and historical seasonality of Unique’s business results, as well as risks identified below under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements.”
Results of Operations
Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008
     Revenues. Revenues increased from approximately $16.0 million for the three months ended September 30, 2008 to approximately $20.4 million for the three months ended September 30, 2009, an increase of approximately 27.5%. The increase in revenues was driven by a $5.7 million increase in revenues from our United Kingdom operations. Approximately $5.9 million of the net increase in the United Kingdom was associated with revenues from the Unique business operations that we acquired on March 1, 2009, while revenues from our contract with the Highways Agency decreased approximately $0.2 million, primarily due to changes in foreign currency rates. Revenues from the sale of inventory related to our Canadian operations decreased approximately $0.5 million from the previous year quarter. The revenue decrease was generated by both unfavorable currency movements as well as a decrease of approximately 25.1% in revenue when measured in local currency. The most significant portion of the revenue decrease in Canada (when measured in local currency) resulted from a decrease in advertiser demand that was reflected in a decrease in average advertising spot rate when compared to the previous period, as the total number of spots sold increased when compared to the prior year period. Australian revenues decreased approximately $0.9 million compared to the quarter ended September 30, 2008. Approximately $0.5 million of the decrease pertained to our radio network and approximately $0.4 million to our TV network. The majority of the decrease in Australian revenues was due to exchange rate differences as revenue decreased approximately 6.9% in U.S. dollars but only decreased 0.8% in local currency. The revenue decrease in Australia (when measured in local currency) was primarily due to a decrease in television revenue due primarily to less available TV advertising spots related to programming changes of our TV network affiliates. When measured in local currency, revenue related of our radio network was up slightly for the period when compared to the prior year period.
     Operating expenses. Operating expenses increased from approximately $9.7 million for the three months ended September 30, 2008 to approximately $15.0 million for the three months ended September 30, 2009, an increase of approximately 54.6%. Approximately $4.5 million of the net increase pertained to our United Kingdom operations, of which approximately $4.8 million pertains to the Unique business operations that we acquired on March 1, 2009. Expenses from our other United Kingdom operations decreased compared to the previous year primarily due to currency exchange rate fluctuations. Operating expenses related to our Canadian operations increased approximately $0.5 million. The increase in Canadian operating expenses was primarily due to an increase in station compensation of approximately $0.7 million, which was partially offset by a decrease of approximately $0.2 million in aviation costs. Australian operating expenses increased approximately $0.3 million primarily due to increases in station compensation. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian operating expenses increased by greater amounts when measured in local currencies and were partially offset by changes in local currency exchange rates.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $4.2 million for the three months ended September 30, 2008 to approximately $4.8 million for the three months ended September 30, 2009, an increase of approximately 14.3%. Selling, general and administrative expenses increased approximately $0.7 million in the United Kingdom primarily due to the acquired Unique operations. Corporate overhead costs at our unconsolidated parent company increased approximately $0.1 million while selling, general and administrative expenses of Mobile Traffic Network and Canada Traffic Network each decreased approximately $0.1 million. Non-cash compensation expense from the granting of employee and director stock options and restricted stock was approximately $0.3 million for the both the three months ended September 30, 2009 and 2008. Sales expense as a percentage of revenue in Australia increased from approximately 14.0% for the three months ended September 30, 2008 to approximately 14.5% for the three months ended September 30, 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $0.4 million for the three months ended September 30, 2008 to approximately $1.2 million for the three months ended September 30, 2009. The majority of the increase pertains to amortization of the intangibles associated with the Unique acquisition.
     Interest expense. Interest expense decreased from approximately $16,000 for the three months ended September 30, 2008 to approximately $6,000 for the three months ended September 30, 2009. The decrease was mainly due to lower amounts of debt outstanding in Australia primarily as a result of regularly scheduled principal amortization.
     Other income. Other income decreased from approximately $0.4 million for the three months ended September 30, 2008 to approximately $0.3 million for the three months ended September 30, 2009. Other income consists primarily of interest income on our cash balances and the reduction is attributable mainly to lower interest rates during the current period, lower exchange rates in Australia and our reduced cash balances due to the purchase of Unique. The reduction in other income was partially mitigated by foreign currency transaction income of approximately $0.1 million for the three months ended September 30, 2009 compared to no foreign currency transaction income or loss during the 2008 period. The income resulted from the repayment of balances due the Company by Australia Traffic Network. Intercompany balances between the Company and its subsidiaries are translated from the local currencies to U.S. dollars at each balance sheet date. To the extent these balances are intended to be ongoing, that is, settlement is neither planned nor anticipated, the translation adjustments to balance intercompany are reflected as a component of other comprehensive income. The repayment of the Australia Traffic Network intercompany balance triggered a realized foreign exchange income during the period.
     Income tax expense. Income tax expense decreased from approximately $1.2 million for the three months ended September 30, 2008 to approximately $0.7 million for the three months ended September 30, 2009. The decrease was primarily due to the lower net profit in Australia for the three months ended September 30, 2009 compared to the three month period ended September 30, 2008. The effective tax rate in Australia was 30.1% for the three month periods ended September 30, 2009 and 2008, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. The UK Traffic Network realized approximately $0.2 million tax benefit due to the amortization of the deferred tax asset created by the Unique acquisition which was partially offset by the taxable income generated by UK-Commercial during the period. UK-Commercial’s tax expense and benefit are non-cash items due to the deferred tax liability created as part of the Unique acquisition and the significant net operating losses of Unique that we acquired.
     Net loss. Net loss increased from approximately $0.9 million of net income for the three months ended September 30, 2008 to a net loss of approximately $1.0 million for the three months ended September 30, 2009. Our increase in net loss is primarily attributable to an increase in Canadian Traffic Network net loss, due primarily to lower revenues and higher operating expenses, and a reduction in Australia Traffic Network net income primarily due to higher operating expenses in local currency and unfavorable currency movements.
     Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended September 30, 2009 and 2008 were 0.8340 and 0.8875, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	$14,495	$14,617	(0.8)%
Operating expenses	8,064	7,227	11.6%
Selling, general and administrative expenses	3,204	3,062	4.6%
Depreciation and amortization expense	287	235	22.1%
Interest expense	8	18	(55.6)%
Other (income)	(180)	(262)	(31.3)%
Income tax expense	936	1,304	(28.2)%
Net income	2,176	3,033	(28.3)%

     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended September 30, 2009 and 2008 were 0.9115 and 0.9598, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	$1,438	$1,920	(25.1)%
Operating expenses	2,474	1,871	32.2%
Selling, general and administrative expenses	431	569	(24.3)%
Depreciation and amortization expense	265	198	33.8%
Interest expense	—	—	—
Other (income)	(7)	(2)	250.0%
Income tax expense	—	—	—
Net loss	(1,725)	(716)	140.9%
     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars applicable to the three month periods ended September 30, 2009 and 2008 were 1.6411 and 1.8921, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenue	£4,219	£613	588.3%
Operating expenses	3,585	732	389.8%
Selling, general and administrative expenses	518	74	600.0%
Depreciation and amortization expense	449	21	2,038.1%
Interest expense	—	—	—
Other (income)	(28)	(3)	833.3%
Income tax (benefit) expense	(45)	—	N/A
Net loss	(260)	(211)	23.2%
Liquidity and Capital Resources
     At September 30, 2009, the Company’s primary source of liquidity was cash and cash equivalents of approximately $20.3 million. At September 30, 2009, the Company also had approximately $1.8 million available under its overdraft credit line. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at September 30, 2009.
     Operating activities. Cash provided by operating activities was approximately $1.4 million for the three months ended September 30, 2009, due mainly to positive cash generation from operations (after the net loss was adjusted for non-cash expenses) as well as positive changes in working capital. The largest sources of working capital were an increase in accounts payable and a decrease in accounts receivable during the period.
     Investing activities. Cash used in investing activities was approximately $4.0 million for the three month period ended September 30, 2009. The cash used for investing activities consisted primarily of the early settlement of the potential contingent payment obligation and settlement of the purchase price adjustment related to working capital from the Unique acquisition, and to a lesser extent capital expenditures, the majority of which was for the regularly scheduled rebuilding of helicopter engines in Canada.
     Financing activities. Cash used in financing activities was approximately $0.1 million for the three months ended September 30, 2009, which consisted primarily of regularly scheduled principal amortization of the outstanding debt balances.
     Effect of exchange rate changes. Cash and cash equivalents were increased approximately $1.5 million for the three months ended September 30, 2009 due primarily to the significant strengthening of the Australian dollar, as a significant majority of our cash and cash equivalents are denominated in Australian dollars.
     We believe our cash and cash equivalents on hand and our overdraft line of credit provide adequate resources to fund ongoing operations, including any net losses generated by us. However, our capital requirements depend on many factors, including, without limitation, the amount, if any, of cash provided by our operating activities, cash requirements of our expansion in the United Kingdom, the occurrence and timing of any expansion efforts in new geographic markets, the cost associated with development and commercialization of Mobile Traffic Network’s mobile telephone technology and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission.
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
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our annual report on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.2 million on an annual basis based on the balances at of September 30, 2009. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. Our total outstanding long-term debt as September 30, 2009 was approximately $0.3 million. All of our outstanding long-term debt as of September 30, 2009 was subject to fixed interest rates. We had no balance outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk.
Foreign Currency Exchange Risk
     We have significant foreign subsidiaries located in Australia, Canada and the United Kingdom. The assets and liabilities of these subsidiaries are denominated in Australian dollars, Canadian dollars and British pounds, respectively, and as such are translated into United States dollars. Income statement amounts are translated from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity investments are converted based on the exchange rate at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. We do not currently hedge for currency fluctuations with our foreign subsidiaries. Since July 1, 2008, the U.S. dollar has fluctuated significantly in relation to the Australian dollar, Canadian dollar and British pound. These fluctuations have caused our quarterly reported revenues and expenses to be both significantly higher and lower than would have been reported had we experienced constant foreign currency exchange rates.
Accounts receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 5% of our annual revenue. However, one advertising agency that represents a number of our advertising clients in Australia, Canada and the United Kingdom constituted approximately 16% of our revenues for the three months ended September 30, 2009 and approximately 12% of our net accounts receivable as of September 30, 2009. Another advertising agency that represents a number of our advertising clients in Australia constitutes approximately 10% of our net revenues for the three months ended September 30, 2009 and approximately 10% of our net accounts receivable as of September 30, 2009. In addition to the two afore mentioned agencies, other advertising agencies have exceeded 10% of our net revenues and/or 10% of our net receivables in the past and we anticipate that this may also occur in future periods.
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
     On November 9, 2009, Global Traffic Network, Inc. issued a press release reporting the financial results for its first fiscal quarter ended September 30, 2009. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.

Item 6. Exhibits
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated November 9, 2009.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2009	By:	/s/ William L. Yde III
		Name:	William L. Yde III
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 9, 2009	By:	/s/ Scott E. Cody
		Name:	Scott E. Cody
		Title:	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated November 9, 2009.