Form 10-Q
period 2009-12-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2010-02-09
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of February 9, 2010, the registrant had 18,309,834 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents	$19,032	$21,419
Accounts receivable net of allowance for doubtful accounts of $147 and $150 at December 31, 2009 and June 30, 2009	18,776	15,986
Prepaids and other current assets	1,404	1,421
Deferred tax assets	257	208

Total current assets	39,469	39,034

Property and equipment, net	8,218	7,569
Intangible assets, net	15,498	17,200
Goodwill	4,606	4,688
Deferred tax assets	133	115
Other assets	518	564

Total assets	$68,442	$69,170

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$13,185	$14,649
Deferred revenue	470	1,198
Income taxes payable	1,389	1,908
Current portion of long term debt	—	326

Total current liabilities	15,044	18,081
Long term debt, less current portion	—	57
Deferred tax liabilities	3,108	3,410
Other liabilities	364	318

Total liabilities	18,516	21,866

Common stock, $.001 par value; 100,000,000 shares authorized; 18,309,834 shares issued and outstanding as of December 31, 2009 and 18,264,834 shares issued and outstanding as of June 30, 2009	18	18
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of December 31, 2009 and June 30, 2009	—	—
Additional paid in capital	50,779	50,146
Accumulated other comprehensive income	3,599	1,398
Accumulated deficit	(4,470)	(4,258)

Total shareholders’ equity	49,926	47,304

Total liabilities and shareholders’ equity	$68,442	$69,170

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$25,624	$13,929	$45,981	$29,904

Operating expenses (exclusive of depreciation and amortization shown separately below)	16,727	7,958	31,687	17,632
Selling, general and administrative expenses	5,664	3,905	10,416	8,105
Depreciation and amortization expense	1,310	398	2,557	841

Net operating income	1,923	1,668	1,321	3,326
Interest expense	9	9	15	25

Other (income) (including interest income of $162 and $298 for the three months ended December 31, 2009 and 2008 and interest income of $313 and $711 for the six months ended December 31, 2009 and 2008)	(199)	(304)	(508)	(721)
Other expense	3	—	30	41

Net income before income taxes	2,110	1,963	1,784	3,981
Income tax expense	1,288	1,073	1,996	2,235

Net income (loss)	$822	$890	$(212)	$1,746

Income (loss) income per common share:
Basic	$0.05	$0.05	(0.01)	$0.10
Diluted	$0.05	$0.05	(0.01)	$0.09
Weighted average common shares outstanding:
Basic	18,091,502	18,164,834	18,091,502	18,161,311
Diluted	18,121,113	18,263,772	18,091,502	18,420,717
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended
	December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(212)	$1,746
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,557	841
Allowance for doubtful accounts	(3)	15
Non-cash compensation expense	633	578
Change in deferred taxes	(274)	8
Foreign currency transaction income	(101)	—
Loss on disposal of assets	26	41

Changes in assets and liabilities (net of effects from purchase of controlled entity):
Accounts receivable	(1,576)	(1,601)
Prepaid and other current assets and other assets	151	(911)
Accounts payable and accrued expenses and other liabilities	1,293	1,284
Deferred revenue	(782)	(541)
Income taxes payable	(711)	(778)

Net cash provided by operating activities	1,001	682

Cash flows from investing activities:
Purchase of property and equipment	(1,072)	(1,017)
Acquisition of business	(3,488)	—

Net cash used in investing activities	(4,560)	(1,017)

Cash flows from financing activities:
Repayment of long term debt	(414)	(244)

Net cash used in financing activities	(414)	(244)

Effect of exchange rate changes on cash and cash equivalents	1,586	(4,289)

Net decrease in cash and cash equivalents	(2,387)	(4,868)
Cash and cash equivalents at beginning of fiscal period	21,419	37,541

Cash and cash equivalents at end of fiscal period	$19,032	$32,673

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:
Interest	$15	$25

Income taxes	$3,010	$2,724

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts unless noted)
Information as of December 31, 2009 and 2008 and for the three and six months ended December 31,
2009 and 2008 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (the “Company”) provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada and traffic information reports to radio stations in the United Kingdom, provides news and information reports to radio stations in Canada, entertainment news reports to radio stations in the United Kingdom and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives a substantial majority of its revenues from the sale of commercial advertising embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation.
NOTE 2 — Basis of Presentation
      The consolidated financial statements consist of the Company and its four wholly owned subsidiaries, The Australia Traffic Network Pty Limited (“ATN”), Global Traffic Canada, Inc. (“GTC”) including its wholly owned subsidiary Canadian Traffic Network ULC (“CTN”), Global Traffic Network (UK) Limited (“UKTN”) including its wholly owned subsidiary Global Traffic Network (UK) Commercial Limited (“UK-Commercial”) and Mobile Traffic Network, Inc (“MTN”). As of July 5, 2005, the consolidated financial statements consist of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of October 19, 2007, the consolidated financial statements consist of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of March 7, 2008, the consolidated financial statements consist of the Company, ATN, UKTN, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. As of March 1, 2009, the consolidated financial statements consist of the Company, ATN, UKTN including its wholly owned subsidiary UK-Commercial, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at December 31, 2009 and June 30, 2009. Because the financial statements are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation. All adjustments that in the opinion of management are necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature.
     Subsequent events have been evaluated through February 9, 2010, the date on which these financial statements were filed.
     Certain amounts reported in prior years have been reclassified to conform to the current year presentation.
NOTE 3 — Earnings per Share
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended December 31, 2009 and 2008, there were common equivalent shares outstanding due to outstanding stock options of 1,148,400 and 880,900, respectively, restricted common shares of 218,332 and 110,000, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares that expires March 23, 2011 which was outstanding for all periods reported.
     As a result of the Company’s net loss for the six month period ended December 31, 2009, all common stock equivalents were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share. For the three month period ended December 31, 2009, 783,400 stock options with exercise prices between $4.66-$8.70 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. For the three and six month periods ended December 31, 2008, 270,000 and 10,000 stock options with exercise prices between $6.68 — $8.70 and $8.70, respectively, were excluded from the calculation of diluted shares outstanding because they were anti-dilutive.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Basic Shares Outstanding	18,091,502	18,164,834	18,091,502	18,161,311
Stock Options, Restricted Stock & Warrants	29,611	98,938	N/A	259,406
Diluted Shares Outstanding	18,121,113	18,263,772	18,091,502	18,420,717
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

The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one location. All existing accounting standard documents are superseded by Codification and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted Codification on July 1, 2009. The adoption of Codification did not have a material impact on its consolidated financial position or results of operations. Pursuant to the provisions of Codification, the Company has updated references to U.S. GAAP in its financial statements issued for the period ended December 31, 2009.
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
     In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. Effective July 1, 2009 this staff position has been incorporated in the Codification primarily under FASB ASC 275 and FASB ASC 350. Determination of the Useful Life of Intangible Assets amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under FASB ASC 350 Intangibles-Goodwill and Other. The intent of Determination of the Useful Life of Intangible Assets is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 275 and FASB ASC 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805 as well as other U.S. GAAP. Determination of the Useful Life of Intangible Assets applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company adopted FASB ASC 275 and FASB ASC 350 on July 1, 2009 and the adoption did not have a material impact on its consolidated financial position or results of operations.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-01, “Accounting for Distributions to Shareholders with Components of Stock and Cash” (“ASU 2010-01”) which amends FASB ASC 505 (Equity) of the Codification in order to clarify that the stock portion of a distribution to shareholders that allows the shareholder to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying FASB ASC 505 (Equity) and FASB ASC 260 (Earnings Per Share). ASU 2010-01 is effective for interim or annual periods ending on or after December 15, 2009 and is adopted retrospectively. The Company adopted ASU 2010-01 effective October 1, 2009 and the adoption did not have a material impact on its consolidated financial position or results of operations.
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

	December 31,	June 30,
	2009	2009
Cash and cash equivalents consist of the following:
Domestic	$514	$1,381
Foreign	18,518	20,038

Total cash and cash equivalents	$19,032	$21,419
     Money market investments with a fair value of $1 are included in cash and cash equivalents as of December 31, 2009. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1.

NOTE 6 — Major Suppliers
     Approximately 20% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At December 31, 2009, trade payables to this supplier comprised approximately 28% of the Company’s trade payables balance.
     Approximately 19% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia. Radio commercial advertising inventory is received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and a two year agreement effective February 1, 2009 to receive radio news commercial airtime inventory. At December 31, 2009, trade payables to this supplier comprised approximately 8% of the Company’s trade payables balance.
     Approximately 39% of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 58% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenues. The Company’s provision of traffic reports to 24 of these radio stations in seven Canadian markets is governed by a four year agreement effective January 1, 2009. At December 31, 2009, trade payables to this supplier comprised approximately 12% of the Company’s trade payables balance.
     Approximately 18% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from a large broadcaster in the United Kingdom. In addition, this commercial airtime inventory comprises approximately 28% of the audience delivery (“impacts”) of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory under a two year agreement effective November 17, 2008. At December 31, 2009, trade payables to this supplier comprised approximately 4% of the Company’s trade payables balance.
     Approximately 15% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from another large broadcaster in the United Kingdom. This commercial airtime inventory comprises approximately 27% of the impacts of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory to sell (on a variable cost basis) under a two year agreement effective September 1, 2008. This broadcaster also provides a material portion of the Company’s radio entertainment news commercial airtime inventory under a separate two year agreement effective September 1, 2008. At December 31, 2009, trade payables to this supplier comprised approximately 4% of the Company’s trade payables balance.
NOTE 7 — Comprehensive (Loss) Income
     Comprehensive (loss) income is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Six months	Six months
	ended	ended
	December 31,	December 31,
	2009	2008
Net (loss) income	$(212)	$1,746
Foreign currency translation adjustment	2,201	(6,991)

Comprehensive income (loss)	$1,989	$(5,245)

NOTE 8 — Income Taxes
     Tax expense for the six months ended December 31, 2009 and 2008 was $1,996 and $2,235, respectively. The effective tax rate for the six months ended December 31, 2009 and 2008 was 111.9% and 56.1%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to the Company’s Australian operations reporting a taxable profit and tax expense while the Company’s Canadian, United States and UKTN operations in the United Kingdom generate a net loss, generally without recording an income tax benefit. Although UK-Commercial is profitable on a tax basis, the Company’s United Kingdom operations are unable to utilize the group relief provision of the United Kingdom tax code until UK-Commercial’s net operating loss carry forwards have been exhausted. The valuation allowance for the period ending December 31, 2009 was reduced due to the use of previously valued deferred tax assets related to net operating losses of $1,487 pertaining to ATN net income that was recognized by Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) during the period, which was partially offset by $812 of additions to the valuation allowance primarily for net operating losses of CTN and UKTN as well as certain other deferred tax assets. Prior to July 1, 2009, the Company considered all earnings of ATN to be indefinitely reinvested abroad and therefore did not recognize a deferred tax liability with regards to the undistributed earnings of ATN. As a result of the change in permanent investment status, GTN has recognized deferred tax liabilities of $9,962 for undistributed earnings and profits of ATN to date which are offset by foreign tax credit deferred tax assets of $7,974.
     The Company realized a tax benefit of $381 due to a reduction of the deferred tax liability that was established due to the acquisition of Unique. The initial amount of this tax liability was $4,342 and the current carrying value is $4,274 (the balance has decreased less than the cumulative tax benefit realized due to increases in currency exchange rates). The Company has not recorded any other tax benefit for the periods ended December 31, 2009 and 2008 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN and CTN, as well as certain deferred tax assets of UKTN at December 31, 2009 and June 30, 2009 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent the Company determines that the deferred tax assets will more likely than not be realized. The Company had tax carried forward losses (prior to the valuation allowance) of $6,410 and $7,036 as of December 31, 2009 and June 30, 2009, respectively. As of December 31, 2009, all of the tax carried forward losses related to the Company’s foreign operations. The Company recorded a deferred tax asset of $1,252 associated with the net operating losses of Unique which the Company acquired March 1, 2009. The Company has not recorded a valuation allowance against this deferred tax asset since it believes it is more likely than not that it will be able to utilize these net operating losses against future taxable income of UK-Commercial. The deferred tax asset related to the UK-Commercial net operating losses was $1,166 as of December 31, 2009. The Company will continue to assess this position and, if necessary, establish a valuation allowance in order that the net carrying value of the deferred tax asset approximates its net realizable value. UK-Commercial has generated taxable income since its acquisition date.

	December 31,	June 30,
	2009	2009
Tax carried forward losses	$6,410	$7,036
Other deferred tax assets	3,153	1,341

Total deferred tax assets	9,563	8,377
Total deferred tax liabilities	6,268	4,776

Net deferred tax assets before valuation allowance	3,295	3,601
Valuation allowance	(6,013)	(6,688)

Net deferred tax (liabilities)	$(2,718)	$(3,087)
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consists of the following as of December 31, 2009:

December 31,
2009
Year 1	$816
Year 2	629
Year 3	412
Year 4	307
Year 5	90
Thereafter	146

Total	$2,400
     Total rent expense charged to expenses in the accompanying statements of income for the three and six months ended December 31, 2009 and 2008 was $297, $181, $620 and $368, respectively. Rent expense on an annualized basis exceeds the rental commitments primarily due to many of the operations and hangar arrangements being short term in nature.

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
Contractual station commitments by year and in the aggregate are as follows:

As of
December 31,
2009
Year 1	$35,764
Year 2	26,053
Year 3	16,129
Year 4	1,426
Year 5	—
Thereafter	—

Total	$79,372
     The Company’s UK-Commercial subsidiary outsources the majority of its radio traffic and entertainment news operations pursuant to contracts with unrelated third parties. These expenses are a component of operating expense and are recognized over the term of the applicable contracts, which is not materially different than when the services are provided. The minimum future payments under these contracts are as follows:

As of
December 31,
2009
Year 1	$3,153
Year 2	3,153
Year 3	3,153
Year 4	—
Year 5	—
Thereafter	—

Total	$9,459
NOTE 10 — Stock based compensation
     The Company maintains an Amended and Restated 2005 Stock Incentive Plan (the “Plan”) under which 1,800,000 shares are authorized for issuance. Adoption of the Plan and all amendments thereto have been approved by the Company’s stockholders. Stock options and restricted stock that are issued, outstanding or available for future issuance under the Plan are summarized below:

As of
December 31,
2009
Shares authorized under plan	1,800,000
Stock options outstanding	(1,148,400)
Stock options exercised	(24,934)
Restricted shares outstanding	(218,332)
Restricted shares converted into common shares upon lapse of restrictions	(36,668)

Shares available for issuance under plan	371,666

     Stock Options
     The Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

Six months
Ended
December 31,
2009
Risk-free interest rate	2.33-2.35%
Volatility factor	74.01-76.17%
Weighted volatility	75.97%
Dividend yield	—
Option price	$3.76-$4.13
Weighted average expected life of options	6 years
Weighted average grant date fair value per share	$2.55
     The following table summarizes the Company’s stock option activity for the six month period ended December 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2009	890,067	$5.56	—	$2,657	$—
Exercisable, June 30, 2009	601,744	$5.36	—	$1,639	$—
Grants	270,000	$3.79	—	$688	$96
Exercised	—	—	—	—	—
Forfeitures/expirations	(11,667)	$5.85	—	$(40)	—
Balance, December 31, 2009	1,148,400	$5.14	7.693 years	$3,304	$104
Exercisable, December 31, 2009	632,739	$5.30	6.821 years	$1,727	$4
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of December 31, 2009 is $3,304. As of December 31, 2009 there was $1,121 of total unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.8 years. This expense assumes that there will be no forfeitures, which assumption is based on the positions of the option recipients within the Company and the low number of past forfeitures. Since the Plan was adopted, the largest previous forfeitures were due to outside directors becoming employees of the Company. In such instance, the forfeited director stock options were simultaneously replaced with a like number of employee stock options. The expense for the six months ended December 31, 2009 and 2008 is $388 and $405, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements because a valuation allowance has been created for the net deferred tax assets of GTN as of December 31, 2009.
     Due to the net loss for the six month periods ended December 31, 2009, the impact of the stock options on fully diluted earnings per share would be anti-dilutive and therefore is not included in common stock equivalents. There were common stock equivalents due to stock options of 6,874, 75,763 and 169,953 for the three month period ended December 31, 2009 and the three and six month periods ended December 31, 2008, respectively.
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
     The following table summarizes the restricted stock activity for the six month period ended December 31, 2009.

		Six months
		Ended
		December 31,
		2009
		Weighted
		Average Grant
		Date Fair
		Value
	Shares	Per Share
Unvested, beginning of period	173,332	$6.17
Grants	45,000	3.97
Converted to common stock upon lapse of restrictions	—	—
Forfeited	—	—
Unvested, end of period	218,332	$5.72

     As of December 31, 2009, there was $846 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years. Total compensation expense with regards to restricted stock for the six month periods ended December 31, 2009 and 2008 was $245 and $173, respectively and is included in selling, general and administrative expenses.
     Due to the net loss for the six months ended December 31, 2009, the impact of the restricted stock on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share. For the three month period ended December 31, 2009, and the three and six month periods ended December 31, 2008, common stock equivalents due to restricted stock were 22,737, 110,000 and 110,000 shares, respectively.
NOTE 11 — Intangible Assets and Goodwill
     Intangible assets reflected on the balance sheet primarily consist of the following:

	Weighted
	Average
	Amortization
	Period	December 31,	June 30,
	(Years)	2009	2009
Station contracts	10 years	$11,701	$12,565
Radio advertising contracts	4 years	1,961	2,311
Non-competition agreement	3 years	1,751	2,193
Mobile phone intellectual property	2 years	50	100
Aircraft license acquisition costs	N/A	35	31

Total intangible assets	N/A	$15,498	$17,200
     Station contracts consist of the fair value of station affiliate contracts acquired from Wise Broadcasting Network, Inc. (“Wise”) by CTN (the purchase of which was consummated April 2, 2007) and the Company’s acquisition of Unique on March 1, 2009 (see Note 13). The Wise station contracts and Unique station contracts are amortized on a straight line basis over the estimated useful life of five years and ten years, respectively. Radio advertising contracts and non-competition agreement also relate to the acquisition of Unique. Radio advertising contracts are amortized on a straight line basis over the estimated useful life of four years and the non-competition agreement is amortized on a straight line basis over three years which is the contractual term of the non-competition agreement. Mobile phone intellectual property consists of payments to the developer of MTN’s passive alerting technology for which MTN has applied for patent protection and is being amortized on a straight line basis over two years. The aircraft license acquisition costs consist of costs relating to obtaining aircraft operating certificates and licenses in Australia. Due to the long term and indefinite nature of the aircraft license acquisition costs, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of December 31, 2009 and June 30, 2009, there was no impairment of this asset.
Acquired intangible assets

	As of December 31, 2009		As of June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets

Station contracts	$12,943	$1,242	$13,136	$571
Radio advertising contracts	2,477	516	2,521	210
Non-competition agreement	2,424	673	2,467	274

Total	$17,844	$2,431	$18,124	$1,055

Estimated future amortization expense relating to acquired
intangible assets:	Total
For the year period ended December 31, 2010	$2,755
For the year period ended December 31, 2011	$2,755
For the year period ended December 31, 2012	$2,028
For the year period ended December 31, 2013	$1,363
For the year period ended December 31, 2014	$1,260
Thereafter	$5,252

     Goodwill represents the excess of the purchase price of Unique by UKTN over the fair value of the net assets acquired, including the identified definite lived intangible assets. Due to the long term and indefinite nature of goodwill, amortization expense is not reflected and the Company regularly reviews the asset for impairment. As of December 31, 2009 there was no impairment of goodwill.

Balance, June 30, 2009	$4,688
Acquisitions	—
Translation adjustments	(82)
Balance, December 31, 2009	$4,606
NOTE 12 — Segment Reporting
     The Company primarily operates in three geographic areas, Australia, Canada and United Kingdom, through its wholly owned subsidiaries ATN, GTC, which operates through its wholly owned subsidiary CTN, and UKTN, including its wholly owned subsidiary UK-Commercial. Select income statement information and capital expenditures for the periods ended December 31, 2009 and 2008 and select balance sheet information as of December 31, 2009 and 2008 is provided below. The All Other category consists primarily of MTN and corporate overhead and assets of GTN. Management fees charged are treated as a contra-expense and eliminate on consolidation. All revenue is from external clients and there is no intersegment revenue. Intercompany advances are treated as non-current assets or liabilities and eliminate on consolidation.

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Australia	2009	2008	2009	2008
Revenues	$15,925	$10,741	$28,017	$23,713
Interest expense	9	9	15	25
Interest revenue	161	172	311	446
Depreciation & amortization expense	260	170	499	378
Intercompany management fee expense	407	304	791	693
Income tax expense	1,460	1,073	2,241	2,231
Segment profit	3,363	2,495	5,179	5,186
Expenditure for property and equipment	210	35	261	256

Segment assets			32,180	26,380
Current assets			28,989	23,311
Property & equipment, net			2,589	2,448
Deferred tax assets, net			390	287
Intangible assets, net			35	27
Goodwill			—	—
Segment liabilities			9,204	10,789

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Canada	2009	2008	2009	2008
Revenues	$2,498	$2,155	$3,809	$3,997
Interest expense	—	—	—	—
Interest revenue	—	—	—	1
Depreciation & amortization expense	291	179	533	370
Intercompany management fee expense	—	—	—	—
Income tax expense	—	—	—	—
Segment loss	(971)	(101)	(2,544)	(790)
Expenditure for property and equipment	306	134	734	628

Segment assets			8,282	7,030
Current assets			3,128	2,792
Property & equipment, net			4,988	4,041
Deferred tax assets (liabilities), net			—	—
Intangible assets, net			150	189
Goodwill			—	—
Segment liabilities			24,167	16,235

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
United Kingdom	2009	2008	2009	2008
Revenues	$7,200	$1,033	$14,124	$2,194
Interest expense	—	—	—	—
Interest revenue	1	2	1	4
Depreciation & amortization expense	734	44	1,472	84
Intercompany management fee expense	—	—	—	—
Income tax (benefit)	(172)	—	(245)	—
Segment loss	(532)	(315)	(960)	(714)
Expenditure for property and equipment	34	23	77	105

Segment assets			27,382	2,527
Current assets			6,805	1,039
Property & equipment, net			640	617
Deferred tax (liabilities), net			(3,108)	—
Intangible assets, net			15,263	—
Goodwill			4,606	—
Segment liabilities			32,226	4,988

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
All Other	2009	2008	2009	2008
Revenues	$1	$—	$31	$—
Interest expense	—	—	—	—
Interest revenue	—	124	1	260
Depreciation & amortization expense	25	5	53	9
Intercompany management fee revenue	(407)	(304)	(791)	(693)
Income tax expense	—	—	—	4
Segment loss	(1,038)	(1,189)	(1,887)	(1,936)
Expenditure for property and equipment	—	1	—	28

Segment assets			51,221	42,548
Current assets			547	18,111
Property & equipment (net)			1	59
Deferred tax assets (liabilities), net			—	—
Intangible assets, net			50	120
Goodwill			—	—
Segment liabilities			2,661	1,556

	December 31,	December 31,
Intercompany eliminations	2009	2008
Segment assets	$(50,623)	$(24,258)
Current assets	—	—
Property & equipment (net)	—	—
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	—	—
Goodwill	—	—
Segment liabilities	(49,742)	(23,377)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Total	2009	2008	2009	2008
Revenues	$25,624	$13,929	$45,981	$29,904
Interest expense	9	9	15	25
Interest revenue	162	298	313	711
Depreciation & amortization expense	1,310	398	2,557	841
Intercompany management fee expense	—	—	—	—
Income tax expense	1,288	1,073	1,996	2,235
Net profit (loss)	822	890	(212)	1,746
Expenditure for property and equipment	550	193	1,072	1,017

Total assets			68,442	54,227
Current assets			39,469	45,253
Property & equipment, net			8,218	7,165
Deferred tax (liabilities) assets, net			(2,718)	287
Intangible assets, net			15,498	336
Goodwill			4,606	—
Total liabilities			18,516	10,191
     Non-cash stock based compensation is not allocated to the operating subsidiaries and is a component of the All Other segment above. Non-cash stock based compensation was $633 and $578 for the six months ended December 31, 2009 and 2008, respectively.
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

Revenues	Traffic	News	Television	Government	Total
Six months ended December 31, 2009	$34,830	$8,047	$1,494	$1,610	$45,981
Six months ended December 31, 2008	$21,310	$4,460	$1,940	$2,194	$29,904

NOTE 13 — Acquisition of The Unique Broadcasting Company Limited
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
     On July 23, 2009, UKTN settled all of its contingent payment obligations to UBC for a cash payment of £1.95 million (approximately $3.2 million at the time of payment). In addition, effective as of July 1, 2009, UKTN agreed to sell the radio marketing and sales & promotion business (“Intamedia”) that it previously acquired from UBC back to UBC for £50 thousand (approximately $80 thousand). UKTN and UK-Commercial also agreed to, subject to certain conditions, to allow Intamedia to continue to operate from their offices on a rent free basis until March 31, 2010. As part of the Intamedia sale, UKTN agreed to a limited release from non-competition agreements for UBC and Simon Cole, its Chief Executive Officer, that were previously entered into as part of the Unique acquisition. The release pertained to the Intamedia business line only. The operations of Intamedia were immaterial to both the Company and the United Kingdom segment.
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
     The Company accounts for business acquisitions using the purchase method of accounting. Under the purchase method, the results of an acquired business are included in the Company’s financial statements from the date of acquisition. The assets acquired and the liabilities assumed are recorded at their respective estimated fair values at closing, with any excess of the purchase price over the estimated fair value of the net assets acquired (including identifiable intangible assets) being recorded as goodwill. The results of operations for Unique have been included in the Company’s statement of income since the acquisition date of March 1, 2009. Revenue and net loss for the period July 1, 2009 through December 31, 2009 related to the Unique acquisition has been approximately $12.0 million and $0.5 million, respectively.
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
Pro Forma Income Statement Information
     The following table presents selected unaudited financial income statement information including the acquisition of Unique as if the acquisition had occurred July 1, 2007. The pro forma results are not necessarily indicative of what the operating results would have been had the acquisition occurred at this date nor are they necessarily indicative of future performance (amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Pro Forma revenues	$25,624	$16,894	$45,981	$36,512
Pro Forma net income (loss)	$822	$(90)	$(212)	$(37)
Pro forma net income (loss) per share — basic and diluted	$0.05	$(0.00)	$(0.01)	$(0.00)

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
     Our operations are conducted through the following wholly owned direct and indirect subsidiaries:
•	The Australia Traffic Network Pty Limited (“Australia Traffic Network”)

•	Canadian Traffic Network ULC (“Canadian Traffic Network”)

•	Global Traffic Network (UK) Limited and Global Traffic Network (UK) Commercial Limited (“UK Traffic Network” and “UK Commercial Traffic Network,” respectively)

•	Mobile Traffic Network, Inc. (“Mobile Traffic Network”)
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
The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three categories, radio traffic reports, radio news reports and TV reports, based on the content of the report and the medium in which it is delivered. Collectively, we refer to these reports as our “information reports.” In addition, we provide radio traffic reports under a Traffic Radio service contract with the United Kingdom’s Highways Agency, which is an executive agency of the United Kingdom Department of Transport.
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

		Radio News, Sports,
		Weather, Business
		and Entertainment
	Radio Traffic	News	TV Reports
Australia	82	24	14
Canada	76	25	4
United Kingdom	269	116	—

Our Sources of Revenue — Sale of Commercial Airtime Inventory
     In exchange for providing our information reports and/or, for certain broadcasters, cash compensation, our network affiliates provide us with commercial advertising inventory. We generate revenues by packaging and selling this commercial advertising inventory for cash to advertisers on a local, regional or national network basis, except in the United Kingdom where it is sold on a national basis only. To date, we have recognized no revenue related to the bartering of goods and services and do not anticipate entering into barter transactions for the sale of our commercial advertising inventory in the future. The main factors that determine the amount of revenue we generate from our commercial advertising inventory include the audience reach of our networks, which is determined by the number of advertising spots we have to sell as well as the audience of our network affiliates, the percentage of the available market that our network covers, the advertising rates in the markets in which we operate networks, the length of time we have been established in the market and the training and abilities of our sales staffs. Although the number of network affiliates that we maintain in a market may influence certain of these factors, the number may not be directly correlated to the amount of revenue that we generate in that market.
     The majority of our revenues have been generated from our Australian operations, including approximately $28.0 million, or 61%, of our revenues for six month period ended December 31, 2009 of which approximately $20.1 million, or 44% of our total revenues, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the six month period ended December 31, 2008, approximately $23.7 million, or 79% of our revenues, were generated by our Australian operations of which approximately $17.7 million, or 59%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we expand the provision of TV reports and obtain more news report inventory in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in eight Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Ottawa, Edmonton and Winnipeg. We anticipate expanding our radio and television advertising inventory primarily by adding new network affiliates in our existing markets since Canada is not as penetrated as either Australia or United Kingdom. However, we will continue to explore the expansion of our advertising inventory by both the introduction of new products as well as entering new markets. We obtained the majority of our United Kingdom radio advertising inventory as a result of our acquisition of The Unique Broadcasting Company Limited (“Unique”) on March 1, 2009, which we subsequently renamed UK Commercial Traffic Network. We are actively seeking to expand the amount of our traffic and entertainment news inventory from both new and existing radio affiliates. As commercial advertising inventory generated from our Australian, Canadian and United Kingdom operations increase, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenues from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We also experienced a similar lag when we began to receive news report inventory from Austereo in July 2006. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory associated with additional radio news reports in Australia, our provision of radio traffic and information reports and TV reports in Canada and increases in radio advertising inventory in the United Kingdom.
Our Expenses
     Our expenses are primarily comprised of three categories: operating expenses, selling expenses and general and administrative expenses. Operating expenses consist of station compensation and all expenses related to the gathering, producing, and broadcasting of our information reports, including aviation costs and expenses, salaries and benefits for our on-air personalities who deliver the information reports and payments to third parties that provide information and reporting services. Station compensation consists of the reimbursement of expenses incurred by stations which we would otherwise incur in providing services to the station, as well as any additional cash consideration paid to a network affiliate in exchange for commercial advertising inventory. We may incur increased expenses in the form of station compensation in connection with adding certain broadcasters to our base of network affiliates. As mentioned above, our experience indicates that in such instances there is generally a delay between acquiring commercial advertising inventory from new network affiliates and the realization of increased revenues from the sale of such inventory. Aviation costs relate to the costs of our airborne surveillance, an integral part of our information gathering, and consist both of payments to outside vendors to lease aircraft and the operating costs (including fuel, maintenance, and insurance costs) associated with the operation of the fleet of aircraft we own. Our fleet of leased and owned aircraft currently consists of:

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

Basis of Presentation
     We have derived substantially all of our revenues to date from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and, unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended September 30 and December 31, 2009 and 2008, and applicable to our balance sheet data as of December 31, 2009 and June 30, 2009 are set forth below:
Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2009	0.9094	December 31, 2009	0.8977
Three month period ended September 30, 2009	0.8340
Three month period ended December 31, 2008	0.6654
Three month period ended September 30, 2008	0.8875	June 30, 2009	0.8064
Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2009	0.9469	December 31, 2009	0.9495
Three month period ended September 30, 2009	0.9115
Three month period ended December 31, 2008	0.8259
Three month period ended September 30, 2008	0.9598	June 30, 2009	0.8604
United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2009	1.6344	December 31, 2009	1.6170
Three month period ended September 30, 2009	1.6411
Three month period ended December 31, 2008	1.5681
Three month period ended September 30, 2008	1.8921	June 30, 2009	1.6458
     We estimate that the impact from currency changes on our operating results for the three and six month periods ended December 31, 2009 compared to the three and six month periods ended December 31, 2008 has been to increase (decrease) income statement amounts as follows:

	Three months	Six months
	Ended	Ended
	December 31,	December 31,
	2009	2009
	(in thousands)	(in thousands)
Australia
Revenues	$4,273	$3,498
Operating expenses (exclusive of depreciation and amortization)	2,116	1,685
Sales, general & administrative expenses	834	663
Canada
Revenues	319	250
Operating expenses (exclusive of depreciation and amortization)	310	191
Sales, general & administrative expenses	96	75
United Kingdom
Revenues	292	(767)
Operating expenses (exclusive of depreciation and amortization)	252	(648)
Sales, general & administrative expenses	40	(90)
Australia, Canada and United Kingdom combined
Revenues	4,884	2,981
Operating expenses (exclusive of depreciation and amortization)	2,678	1,228
Sales, general & administrative expenses	970	648
     When discussing changes in income statement accounts from the three and six month periods ended December 31, 2008, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
     Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. Any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of our revenues and expenses. To the extent foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. This recently occurred in Australia for both the three month period ended March 31, 2009 and the three month period ended June 30, 2009. For example, for the three months ended March 31, 2009, although revenue increased approximately 11.7% when measured in Australia dollars, our reported Australia revenue in U.S. dollars decreased approximately 18.1% from the three months ended March 31, 2008. Conversely, a weak U.S. dollar may mask lower performance in local currencies as it is possible for us to report higher revenues in U.S. dollars despite revenue declines in local currency in the markets in which we operate.
     For our second fiscal quarter that ended December 31, 2009, the Australia dollar was significantly stronger than during the quarter ended December 31, 2008. This trend has continued to date during the third fiscal quarter of 2010. Should the exchange rate between the U.S. and Australian dollar remain at current levels, this will have the effect of increasing revenues and expenses reported in U.S. dollars from our Australian operations (which constitute the majority of our business) for our third fiscal quarter ended March 31, 2010 absent any change in performance in local currency.
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
     Acquisition of The Unique Broadcasting Company Limited
     On February 1, 2009, UK Traffic Network entered into a definitive share purchase agreement to acquire The Unique Broadcasting Company Limited (“Unique”) and the acquisition was completed effective March 1, 2009, at which point Unique was renamed Global Traffic Network (UK) Commercial Limited (“UK Commercial Traffic Network”). Consequently, our results for the three and six month periods ended December 31, 2009 include UK Commercial Traffic Network’s operations whereas the corresponding periods ended December 31, 2008 do not. As a result of this acquisition, we expect that our revenues, operating, sales and general and administrative expenses and depreciation & amortization expenses for future periods will increase materially compared to the amounts reflected in our income statements for periods preceding the acquisition, including the fiscal year 2009 period discussed under “Results of Operations” below. For the six months ended December 31, 2009, our net revenues and net loss attributable to UK Commercial Traffic Network were approximately $12.0 million and $0.5 million, respectively. Risks associated with the acquisition include without limitation the implementation of our Company’s operating model, unrealized potential synergies with our current United Kingdom operations and the health of the United Kingdom radio advertising market, as well as risks identified in our annual report filed on Form 10-K and those discussed below under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements.”

Results of Operations
Three Months Ended December 31, 2009 Compared With Three Months Ended December 31, 2008
     Revenues. Revenues increased from approximately $13.9 million for the three months ended December 31, 2008 to approximately $25.6 million for the three months ended December 31, 2009, an increase of approximately 84.2%. The largest increase in revenues was a $6.2 million increase in revenues from our United Kingdom operations. Approximately $6.1 million of the net increase in the United Kingdom was associated with revenues from the UK Commercial Traffic Network (formerly Unique) business operations that we acquired on March 1, 2009. Revenues from the sale of inventory related to our Canadian operations increased approximately $0.3 million, or approximately 13.6%, from the previous year quarter primarily due to favorable currency movements. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian revenues increased approximately 1.1% when measured in Canadian dollars. Australian revenues increased approximately $5.2 million, or 48.6%, compared to the quarter ended December 31, 2008. The increase, excluding amounts resulting from foreign currency exchange, pertained entirely to our radio network and was marginally offset by a decrease in TV network revenue of approximately $0.1 million. Approximately $4.3 million of the overall increase in Australian revenues was due to the Australian dollar being stronger in the second fiscal quarter 2010 compared to the second fiscal quarter 2009. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian revenues increased approximately 8.5% when measured in local currency compared to the three month period ended December 31, 2008. The Australian revenue increase was driven by an increase in the number of spots sold, as the average spot rate decreased compared to the previous year quarter. The increase in spots sold was due to more advertising availabilities as the percentage of available spots sold was comparable to the previous year period.
     Operating expenses. Operating expenses increased from approximately $8.0 million for the three months ended December 31, 2008 to approximately $16.7 million for the three months ended December 31, 2009, an increase of approximately 108.8%. Approximately $5.0 million of the increase was related to our United Kingdom operations, all of which pertained to the UK Commercial Traffic Network (formerly Unique) business operations that we acquired on March 1, 2009. Expenses from our other United Kingdom operations decreased approximately $0.1 million compared to the previous year. Operating expenses related to our Canadian operations increased approximately $0.8 million. The increase in Canadian operating expenses was primarily due to an increase in station compensation. Approximately $0.3 million of the overall increase in Canadian operating expenses were related to currency movements as the Canadian dollar was stronger in the current fiscal quarter when compared to the quarter ended December 31, 2008. Australian operating expenses increased approximately $2.9 million primarily due to approximately $2.5 million increase in station compensation and approximately $0.25 million increase in employee costs. Approximately $2.1 million of the approximately $2.9 million overall increase in Australian operating expenses was related to currency movements as the Australian dollar was stronger in the current fiscal quarter when compared to the quarter ended December 31, 2008. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian operating expenses increased by approximately 14.5% and 36.2%, respectively, when measured in local currencies, due mainly to increases in station compensation. The percentage increases measured in local currencies are less than the percentage increases when measured in U.S. dollars due to the weakening of the U.S. dollar against both the Australian and Canadian dollar.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $3.9 million for the three months ended December 31, 2008 to approximately $5.7 million for the three months ended December 31, 2009, an increase of approximately 46.2%. Selling, general and administrative expenses increased approximately $0.9 million in the United Kingdom primarily due to the acquired UK Commercial Traffic Network (formerly Unique) operations. Canada Traffic Network general and administrative expenses increased approximately $0.1 million while selling expenses increased approximately $0.2 million primarily due to increased costs related our sales staffing. Australia selling, general and administrative expenses increased approximately $1.0 million dollars compared to the quarter ended December 31, 2008. Approximately $0.8 million of this increase related to currency translation differences as the Australia dollar was significantly stronger relative to the U.S. dollar compared to the year ago period. Sales expense as a percentage of revenue in Australia increased from approximately 13.3% for the three months ended December 31, 2008 to approximately 13.7% for the three months ended December 31, 2009. Selling, general and administrative expenses of Mobile Traffic Network were reduced approximately $0.3 million compared to the year ago quarter as we actively reduced our staffing of this subsidiary. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $0.3 million for the both the three months ended December 31, 2009 and 2008.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $0.4 million for the three months ended December 31, 2008 to approximately $1.3 million for the three months ended December 31, 2009. The majority of the increase pertains to amortization of the intangibles associated with the acquisition of UK Commercial Traffic Network (formerly Unique).
     Interest expense. Interest expense was approximately $9,000 for the three months ended December 31, 2009 and 2008. All of the outstanding debt balances were repaid during the period and we had no outstanding long term debt as of December 31, 2009.
     Other income. Other income decreased from approximately $0.3 million for the three months ended December 31, 2008 to approximately $0.2 million for the three months ended December 31, 2009. Other income consists primarily of interest income on our cash balances and the reduction is attributable mainly to lower interest rates during the current period and lower cash balances resulting primarily from payment of the acquisition price of UK Commercial Traffic Network (formerly Unique).
     Income tax expense. Income tax expense increased from approximately $1.1 million for the three months ended December 31, 2008 to approximately $1.3 million for the three months ended December 31, 2009. The increase was primarily due to higher net profit in Australia when measured in U.S. dollars for the three months ended December 31, 2009 compared to the three month period ended December 31, 2008. The effective tax rate in Australia was 30.3% and 30.1%, respectively for the three month periods ended December 31, 2009 and 2008 compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. The UK Traffic Network realized approximately $0.2 million tax benefit due primarily to the utilization of the deferred tax asset created by the Unique acquisition. UK Commercial Traffic Network’s tax benefit and expense are non-cash items due to the deferred tax liability created as part of the Unique acquisition and the significant net operating losses of Unique that we acquired.

     Net income. Net income decreased from approximately $0.9 million for the three months ended December 31, 2008 to approximately $0.8 million for the three months ended December 31, 2009. The decrease is primarily attributable to a larger Canadian Traffic Network net loss, due primarily to higher costs, as well as smaller increases in both Global Traffic Network (unconsolidated parent) and UK Traffic Network net loss that were nearly offset by increased Australia Traffic Network net income related to favorable currency movements and a lower net loss of Mobile Traffic Network.
     Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended December 31, 2009 and 2008 were 0.9094 and 0.6654, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenues	$17,511	$16,141	8.5%
Operating expenses	8,673	7,575	14.5%
Selling, general and administrative expenses	3,418	3,198	6.9%
Depreciation and amortization expense	286	255	12.2%
Interest expense	9	13	(30.8)%
Other (income)	(179)	(260)	(31.2)%
Income tax expense	1,605	1,613	(0.5)%
Net income	3,699	3,747	(1.3)%
     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended December 31, 2009 and 2008 were 0.9469 and 0.8259, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenues	$2,638	$2,609	1.1%
Operating expenses	2,558	1,878	36.2%
Selling, general and administrative expenses	797	642	24.1%
Depreciation and amortization expense	308	217	41.9%
Interest expense	—	—	—
Other expense (income)	1	(6)	*
Income tax expense	—	—	—
Net loss	(1,026)	(122)	741.0%

*	Not meaningful
     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars applicable to the three month periods ended December 31, 2009 and 2008 were 1.6344 and 1.5681, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenues	£4,405	£659	568.4%
Operating expenses	3,800	749	407.3%
Selling, general and administrative expenses	610	85	617.6%
Depreciation and amortization expense	450	28	1,507.1%
Interest expense	—	—	—
Other (income)	(23)	(2)	1,050.0%
Income tax (benefit)	(105)	—	N/A
Net loss	(327)	(201)	62.7%
Six Months Ended December 31, 2009 Compared With Six Months Ended December 31, 2008
     Revenues. Revenues increased from approximately $29.9 million for the six months ended December 31, 2008 to approximately $46.0 million for the six months ended December 31, 2009, an increase of approximately 53.8%. The increase in revenues was driven by an increase in revenues of approximately $11.9 million from our United Kingdom operations, which was attributable to approximately $12.0 million in revenues during the current six month period that was associated with the UK Commercial Traffic Network (formerly Unique) business operations that we acquired on March 1, 2009. Revenues from the sale of inventory related to our Canadian operations decreased approximately $0.2 million from the previous year period. The revenue decrease was attributable to the first fiscal quarter ended September 30, 2009, as revenues for the three month period ended December 31, 2009 increased in both U.S. dollars and local currency. Australian revenues increased approximately $4.3 million compared to the six month period ended December 31, 2008. The revenues increase pertained to the second fiscal quarter ended December 31, 2009 discussed above, as revenues had decreased during the three month period ended September 30, 2009 in both U.S. dollars and local currency.
     Operating expenses. Operating expenses increased from approximately $17.6 million for the six months ended December 31, 2008 to approximately $31.7 million for the six months ended December 31, 2009, an increase of approximately 80.1%. Approximately $9.5 million of the net increase pertained to our United Kingdom operations, of which approximately $9.8 million pertains to the UK Commercial Traffic Network (formerly Unique) business operations that we acquired on March 1, 2009, while expenses from our other United Kingdom operations decreased slightly compared to the previous year period. Operating expenses related to our Canadian operations increased approximately $1.3 million. The increase in Canadian operating expenses was primarily due to an increase in station compensation of approximately $1.5 million, which was partially offset by a decrease of approximately $0.3 million in aviation costs. Australian operating expenses increased approximately $3.1 million primarily due to increases in station compensation. Approximately $1.7 million of the overall increase in Australian operating expenses was due to currency movements as the Australia dollar significantly strengthened against the U.S. dollar for the three month period ended December 31, 2009. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian operating expenses increased approximately 13.1% and 34.2% respectively when measured in local currencies, mainly due to increases in station compensation.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $8.1 million for the six months ended December 31, 2008 to approximately $10.4 million for the six months ended December 31, 2009, an increase of approximately 28.4%. Selling, general and administrative expenses increased approximately $1.5 million in the United Kingdom primarily due to the acquired UK Commercial Traffic Network (formerly Unique) business operations. Australian selling, general and administrative costs increased approximately $1.0 million for the six months ended December 31, 2009. The main increases included approximately $0.6 million in sales employee remuneration, $0.2 million in administrative expenses and $0.1 million increase in management fees which was due to currency changes and was offset on Global Traffic Network (unconsolidated parent). Approximately $0.7 million of the overall increase in Australian selling, general and administrative expenses related to currency fluctuations. Sales expense as a percentage of revenue in Australia increased from approximately 13.7% for the six months ended December 31, 2008 to approximately 14.0% for the six months ended December 31, 2009. Selling, general and administrative expenses of Mobile Traffic Network were reduced approximately $0.3 million compared to the year ago period as we actively reduced our staffing of this subsidiary. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $0.6 million for both the six months ended December 31, 2009 and 2008.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $0.8 million for the six months ended December 31, 2008 to approximately $2.6 million for the six months ended December 31, 2009. The majority of the increase pertains to amortization of the intangibles associated with the acquisition of UK Commercial Traffic Network (formerly Unique).
     Interest expense. Interest expense decreased from approximately $25,000 for the six months ended December 31, 2008 to approximately $15,000 for the six months ended December 31, 2009. All of the outstanding debt balances were repaid during the period and we had no outstanding long term debt as of December 31, 2009.
     Other income. Other income decreased from approximately $0.7 million for the six months ended December 31, 2008 to approximately $0.5 million for the six months ended December 31, 2009. Other income consists primarily of interest income on our cash balances and the reduction is attributable mainly to lower interest rates during the current period and our reduced cash balances due to the purchase of UK Commercial Traffic Network (formerly Unique). The reduction in other income was partially mitigated by foreign currency transaction income of approximately $0.1 million for the six months ended December 31, 2009 compared to no foreign currency transaction income or loss during the 2008 period. The foreign currency transaction income resulted from the repayment of balances due the Company by Australia Traffic Network. Intercompany balances between the Company and its subsidiaries are translated from the local currencies to U.S. dollars at each balance sheet date. To the extent these balances are intended to be ongoing, that is, settlement is neither planned nor anticipated, the translation adjustments to balance intercompany are reflected as a component of other comprehensive income. The repayment of the Australia Traffic Network intercompany balance triggered a realized foreign exchange income during the period.

     Income tax expense. Income tax expense decreased from approximately $2.2 million for the six months ended December 31, 2008 to approximately $2.0 million for the six months ended December 31, 2009. The decrease was primarily due to the deferred tax benefit in the United Kingdom as income tax expense was approximately $2.2 million in Australia for both the six months ended December 31, 2009 and December 31, 2008. The effective tax rate in Australia was 30.2% and 30.1% for the six month periods ended December 31, 2009 and 2008, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. The UK Traffic Network realized approximately $0.2 million tax benefit due to the reduction of the deferred tax asset created by the acquisition of UK Commercial Traffic Network (formerly Unique), which was partially offset by the taxable income generated by UK Commercial Traffic Network during the period. UK Commercial Traffic Network’s tax expense and benefit are non-cash items due to the deferred tax liability created as part of the acquisition and the significant net operating losses of Unique that we acquired.
     Net income (loss). Net income (loss) decreased from approximately $1.7 million of net income for the six months ended December 31, 2008 to a net loss of approximately $0.2 million for the six months ended December 31, 2009. Our increase in net loss is primarily attributable to an increase in Canadian Traffic Network net loss of approximately $1.7 million, due primarily to lower revenues and higher operating expenses, and approximately $0.3 million increase in net loss in the United Kingdom, primarily due to approximately $1.4 million in amortization expense less approximately $0.4 million of tax benefit related to the intangibles (station contracts, advertising contracts and non-compete) of the Unique acquisition.
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

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenues	$32,006	$30,758	4.1%
Operating expenses	16,737	14,802	13.1%
Selling, general and administrative expenses	6,622	6,260	5.8%
Depreciation and amortization expense	573	490	16.9%
Interest expense	17	31	(45.2)%
Other (income)	(359)	(522)	(31.2)%
Income tax expense	2,541	2,917	(12.9)%
Net income	5,875	6,780	(13.3)%
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

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenues	$4,076	$4,529	(10.0)%
Operating expenses	5,032	3,749	34.2%
Selling, general and administrative expenses	1,228	1,211	1.4%
Depreciation and amortization expense	573	415	38.1%
Interest expense	—	—	—
Other (income)	(6)	(8)	(25.0)%
Income tax expense	—	—	—
Net loss	(2,751)	(838)	(228.3)%

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

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenues	£8,624	£1,272	578.0%
Operating expenses	7,385	1,481	398.6%
Selling, general and administrative expenses	1,128	159	609.4%
Depreciation and amortization expense	899	49	1,734.7%
Interest expense	—	—	—
Other (income)	(51)	(5)	920.0%
Income tax (benefit)	(150)	—	N/A
Net loss	(587)	(412)	42.5%
Liquidity and Capital Resources
     At December 31, 2009, the Company’s primary source of liquidity was cash and cash equivalents of approximately $19.0 million. At December 31, 2009, the Company also had approximately $1.8 million available under its overdraft credit line. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at December 31, 2009.
     Operating activities. Cash provided by operating activities was approximately $1.0 million for the six months ended December 31, 2009, due mainly to positive cash generation from operations (after the net loss was adjusted for non-cash expenses) partially offset by negative changes in working capital. The largest uses of working capital were an increase in accounts receivable, a reduction in unearned income and payment of Australian income taxes, which were partially offset by an increase in accounts payable. The increase in accounts receivable and accounts payable during the period relate primarily to the seasonal increase in revenues and expense during the three month period ended December 31, 2009.
     Investing activities. Cash used in investing activities was approximately $4.6 million for the six month period ended December 31, 2009. The cash used for investing activities consisted primarily of the early settlement of the potential contingent payment obligation and settlement of the purchase price adjustment related to working capital from the Unique acquisition, and to a lesser extent capital expenditures, the majority of which was for the regularly scheduled rebuilding of helicopter engines in Canada and Australia.
     Financing activities. Cash used in financing activities was approximately $0.4 million for the six months ended December 31, 2009, which consisted of regularly scheduled principal amortization as well as prepayment of the remaining outstanding debt balance in December 2009.
     Effect of exchange rate changes. Cash and cash equivalents were increased approximately $1.6 million for the six months ended December 31, 2009 due primarily to the significant strengthening of the Australian dollar, as a significant majority of our cash and cash equivalents are denominated in Australian dollars.
     We believe our cash and cash equivalents on hand and our overdraft line of credit provides adequate resources to fund ongoing operations, including any net losses generated by us. However, our capital requirements depend on many factors, including, without limitation, the amount, if any, of cash provided by our operating activities, cash requirements of our expansion in the United Kingdom, the occurrence and timing of any expansion efforts in new geographic markets, the cost associated with development and commercialization of Mobile Traffic Network’s mobile telephone technology and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission.
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
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.2 million on an annual basis based on the balances at December 31, 2009. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. We had no outstanding long-term debt as December 31, 2009 nor did we have any balance outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk.
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

Accounts Receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents 5% of our annual revenue. However, one advertising agency that represents a number of our advertising clients in Australia, Canada and the United Kingdom constituted approximately 20% of our revenues for the six months ended December 31, 2009 and approximately 14% of our net accounts receivable as of December 31, 2009. Two other advertising agencies that represent a number of our advertising clients in Australia and in Australia, Canada and United Kingdom, respectively constituted approximately 12% and 12% of our net revenues for the six months ended December 31, 2009 and approximately 14% and 10% of our net accounts receivable as of December 31, 2009. In addition to the aforementioned agencies, it is likely other advertising agencies may exceed 10% of our net revenues and/or 10% of our net receivables in the future based on the current billing levels of certain agencies. In the United Kingdom, substantially all our advertising related revenue comes from five agency groups; therefore our concentration of revenue by agency is greater in the UK market than for our Company as a whole.
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
     On February 9, 2009, Global Traffic Network, Inc. issued a press release reporting the financial results for its second fiscal quarter ended December 31, 2009. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated February 9, 2010.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 9, 2010	By:	/s/ William L. Yde III
		Name:	William L. Yde III
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 9, 2010	By:	/s/ Scott E. Cody
		Name:	Scott E. Cody
		Title:	Chief Financial Officer and Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated February 9, 2010.