Form 10-Q
period 2010-03-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2010-05-10
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-51838
Global Traffic Network, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	33-1117834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

880 Third Avenue, 6th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of May 9, 2010, the registrant had 18,409,834 shares of common stock outstanding.

Global Traffic Network, Inc.
Index

Page
Number
Part I. Financial Information	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009	3
Consolidated Statements of Income for the three and nine months ended March 31, 2010 and 2009	4
Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Qualitative and Quantitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

Part II. Other Information	29
Item 4. Other Information	29
Item 5. Exhibits	29
Signatures	29
Exhibit Index	30
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1

Part 1 Financial Information

Item 1	— Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents	$21,374	$21,419
Accounts receivable net of allowance for doubtful accounts of $96 and $150 at March 31, 2010 and June 30, 2009	18,651	15,986
Prepaids and other current assets	1,527	1,421
Deferred tax assets	262	208

Total current assets	41,814	39,034

Property and equipment, net	7,882	7,569
Intangible assets, net	13,900	17,200
Goodwill	4,325	4,688
Deferred tax assets	138	115
Other assets	494	564

Total assets	$68,553	$69,170

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$12,890	$14,649
Deferred revenue	776	1,198
Income taxes payable	1,352	1,908
Current portion of long term debt	—	326

Total current liabilities	15,018	18,081
Long term debt, less current portion	—	57
Deferred tax liabilities	2,977	3,410
Other liabilities	376	318

Total liabilities	18,371	21,866

Common stock, $.001 par value; 100,000,000 shares authorized; 18,409,834 shares issued and outstanding as of March 31, 2010 and 18,264,834 shares issued and outstanding as of June 30, 2009	18	18
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of March 31, 2010 and June 30, 2009	—	—
Additional paid in capital	51,095	50,146

Accumulated other comprehensive income	3,056	1,398
Accumulated deficit	(3,987)	(4,258)

Total shareholders’ equity	50,182	47,304

Total liabilities and shareholders’ equity	$68,553	$69,170

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$24,113	$12,462	$70,094	$42,366

Operating expenses (exclusive of depreciation and amortization shown separately below)	15,998	9,670	47,685	27,302
Selling, general and administrative expenses	5,397	3,655	15,813	11,760
Depreciation and amortization expense	1,353	602	3,910	1,443

Net operating income (loss)	1,365	(1,465)	2,686	1,861
Interest expense	—	7	15	32

Other (income) (including interest income of $200 and $167 for the three months ended March 31, 2010 and 2009 and interest income of $513 and $878 for the nine months ended March 31, 2010 and 2009)	(246)	(190)	(754)	(911)
Other expense	2	—	32	41

Net income (loss) before income taxes	1,609	(1,282)	3,393	2,699
Income tax expense	1,126	502	3,122	2,737

Net income (loss)	$483	$(1,784)	$271	$(38)

Income (loss) income per common share:
Basic	$0.03	$(0.10)	$0.01	$0.00
Diluted	$0.03	$(0.10)	$0.01	$0.00
Weighted average common shares outstanding:
Basic	18,118,170	18,068,909	18,100,262	18,057,092
Diluted	18,139,989	18,068,909	18,109,126	18,057,092
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$271	$(38)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,910	1,443
Allowance for doubtful accounts	(54)	(110)
Non-cash compensation expense	949	876
Change in deferred taxes	(211)	(76)
Foreign currency transaction income	(101)	—
Loss on disposal of assets	26	41

Changes in assets and liabilities (net of effects from purchase of controlled entity):
Accounts receivable	(1,371)	659
Prepaid and other current assets and other assets	14	(709)
Accounts payable and accrued expenses and other liabilities	1,031	310
Deferred revenue	(474)	(208)
Income taxes payable	(782)	(582)

Net cash provided by operating activities	3,208	1,606

Cash flows from investing activities:
Purchase of property and equipment	(1,204)	(1,550)
Acquisition of business	(3,488)	(13,019)

Net cash used in investing activities	(4,692)	(14,569)

Cash flows from financing activities:
Repayment of long term debt	(414)	(303)

Net cash used in financing activities	(414)	(303)

Effect of exchange rate changes on cash and cash equivalents	1,853	(4,699)

Net decrease in cash and cash equivalents	(45)	(17,965)
Cash and cash equivalents at beginning of fiscal period	21,419	37,541

Cash and cash equivalents at end of fiscal period	$21,374	$19,576

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:

Interest	$15	$32

Income taxes	$4,142	$3,158

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts unless noted)
Information as of March 31, 2010 and 2009 and for the three and nine months ended March 31,
2010 and 2009 is unaudited
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
NOTE 2 — Basis of Presentation
     The consolidated financial statements consist of the Company and its four wholly owned subsidiaries, The Australia Traffic Network Pty Limited (“ATN”), Global Traffic Canada, Inc. (“GTC”) including its wholly owned subsidiary Canadian Traffic Network ULC (“CTN”), Global Traffic Network (UK) Limited (“UKTN”) including its wholly owned subsidiary Global Traffic Network (UK) Commercial Limited (“UK-Commercial”) and Mobile Traffic Network, Inc (“MTN”). GTC is a holding company and had no assets or liabilities other than its ownership of CTN at March 31, 2010 and June 30, 2009. Because the financial statements are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation. All adjustments that in the opinion of management are necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The results of operation for the period ended March 31, 2010 is not necessarily indicative of the operating results for a full fiscal year.
      These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed on September 10, 2009. Certain amounts reported in prior years have been reclassified to conform to the current year presentation.
      Subsequent events have been evaluated up to the date on which these financial statements were filed.
NOTE 3 — Earnings per Share
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended March 31, 2010 and 2009, there were common equivalent shares outstanding due to outstanding stock options of 1,158,400 and 880,900, respectively, restricted common shares of 248,329 and 173,332, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares that expires March 23, 2011 which was outstanding for all periods reported.
     For the three month period ended March 31, 2010, 680,000 stock options with exercise prices between $5.00-$8.70 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. For the nine month period ended March 31, 2010, 793,400 stock options with exercise prices between $4.66-$8.70 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. As a result of the Company’s net loss for the three and nine month periods ended March 31, 2009, all common stock equivalents were anti-dilutive and therefore were not considered in the calculation of diluted earnings per share.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Basic Shares Outstanding	18,118,170	18,068,909	18,100,262	18,057,092
Stock Options, Restricted Stock & Warrants	21,819	N/A	8,864	N/A
Diluted Shares Outstanding	18,139,989	18,068,909	18,109,126	18,057,092
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

The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one location. All existing accounting standard documents are superseded by Codification and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted Codification on July 1, 2009. The adoption of Codification did not have a material impact on its consolidated financial position or results of operations. Pursuant to the provisions of Codification, the Company has updated references to U.S. GAAP in its financial statements issued for the period ended March 31, 2010.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” to create greater consistency in the accounting and financial reporting of business combinations. Effective July 1, 2009 this accounting pronouncement has been incorporated in Codification as FASB ASC 805. FASB ASC 805 requires a company to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity to be measured at their fair values as of the acquisition date. FASB ASC 805 also requires companies to recognize and measure goodwill acquired in a business combination or a gain from a bargain purchase and directs how to evaluate the nature and financial effects of the business combination. FASB ASC 805 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company adopted FASB ASC 805 on July 1, 2009 and the adoption did not have a material impact on its consolidated financial position or results of operations. The Company’s acquisition of The Unique Broadcasting Company Limited (“Unique”) occurred prior to the adoption of FASB ASC 805.
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
NOTE 5 — Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance. In addition, a substantial majority of the Company’s cash balances is held in one financial institution located in Australia. Furthermore, a majority of the Company’s cash is maintained in foreign currencies, which is also subject to currency exchange rate fluctuation risk.

	March 31,	June 30,
	2010	2009
Cash and cash equivalents consist of the following:
Domestic currency	$672	$1,381
Foreign currencies	20,702	20,038

Total cash and cash equivalents	$21,374	$21,419

     Money market investments with a fair value of $1 are included in cash and cash equivalents as of March 31, 2010. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1.
NOTE 6 — Major Suppliers
     Approximately 19% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At March 31, 2010, trade payables to this supplier comprised approximately 30% of the Company’s trade payables balance.
     Approximately 17% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia. Radio commercial advertising inventory is received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and a two year agreement effective February 1, 2009 to receive radio news commercial airtime inventory. At March 31, 2010, trade payables to this supplier comprised approximately 10% of the Company’s trade payables balance.
     Twenty three of the Company’s Canadian radio station affiliates, which represents approximately 38% of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports, are owned by one company. These stations account for approximately 50% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a majority of the Company’s Canadian revenues. The Company’s provision of traffic reports to 22 of these radio stations is governed by a four year agreement effective January 1, 2009. At March 31, 2010, trade payables to this supplier comprised approximately 12% of the Company’s trade payables balance.
     Approximately 19% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from a large broadcaster in the United Kingdom. In addition, this commercial airtime inventory comprises approximately 28% of the audience delivery (“impacts”) of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory under a two year agreement effective November 17, 2008. At March 31, 2010, trade payables to this supplier comprised approximately 5% of the Company’s trade payables balance.
     Approximately 16% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from another large broadcaster in the United Kingdom. This commercial airtime inventory comprises approximately 26% of the impacts of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory to sell (on a variable cost basis) under a two year agreement effective September 1, 2008. This broadcaster also provides a material portion of the Company’s radio entertainment news commercial airtime inventory under a separate two year agreement effective September 1, 2008. At March 31, 2010, trade payables to this supplier comprised approximately 4% of the Company’s trade payables balance.
NOTE 7 — Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Nine months	Nine months
	ended	ended
	March 31,	March 31,
	2010	2009
Net income (loss)	$271	$(38)
Foreign currency translation adjustment	1,658	(7,463)

Comprehensive income (loss)	$1,929	$(7,501)
NOTE 8 — Income Taxes
     Tax expense for the nine months ended March 31, 2010 and 2009 was $3,122 and $2,737, respectively. The effective tax rate for the nine months ended March 31, 2010 and 2009 was 92.0% and 101.4%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to the Company’s Australian operations reporting a taxable profit and tax expense while the Company’s Canadian, United States and UKTN operations in the United Kingdom generate a net loss, generally without recording an income tax benefit.

Although UK-Commercial is profitable on a tax basis, the Company’s United Kingdom operations are unable to utilize the group relief provision of the United Kingdom tax code until UK-Commercial’s net operating loss carry forwards have been exhausted. The valuation allowance for the period ending March 31, 2010 was reduced due to the use of previously valued deferred tax assets related to net operating losses of $1,487 pertaining to ATN net income that was recognized by Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) during the period, which was mostly offset by $1,446 of additions to the valuation allowance primarily for net operating losses of CTN as well as certain other deferred tax assets. Prior to July 1, 2009, the Company considered all earnings of ATN to be indefinitely reinvested abroad and therefore did not recognize a deferred tax liability with regards to the undistributed earnings of ATN. As a result of the change in permanent investment status, GTN has recognized deferred tax liabilities of $10,533 for undistributed earnings and profits of ATN to date which are offset by foreign tax credit deferred tax assets of $8,503.
     The Company realized a tax benefit of $563 due to a reduction of the deferred tax liability that was established due to the acquisition of Unique. The initial amount of this tax liability was $4,342 and the current carrying value is $3,836 (the balance has decreased less than the cumulative tax benefit realized due to increases in currency exchange rates). The Company has not recorded any other tax benefit for the periods ended March 31, 2010 and 2009 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN and CTN, as well as certain deferred tax assets of UKTN at March 31, 2010 and June 30, 2009 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent the Company determines that the deferred tax assets will more likely than not be realized. The Company had tax carried forward losses (prior to the valuation allowance) of $6,407 and $7,036 as of March 31, 2010 and June 30, 2009, respectively. As of March 31, 2010, all of the tax carried forward losses related to the Company’s foreign operations. The Company recorded a deferred tax asset of $1,252 associated with the net operating losses of Unique which the Company acquired March 1, 2009. The Company has not recorded a valuation allowance against this deferred tax asset since it believes it is more likely than not that it will be able to utilize these net operating losses against future taxable income of UK-Commercial. The deferred tax asset related to the UK-Commercial net operating losses was $861 as of March 31, 2010 and the Company recognized $379 of non-cash income tax expense for the nine months ended March 31, 2010 due to the utilization of this asset. The Company will continue to assess this position and, if necessary, establish a valuation allowance in order that the net carrying value of the deferred tax asset approximates its net realizable value. UK-Commercial has generated taxable income since its acquisition date.

	March 31,	June 30,
	2010	2009
Tax carried forward losses	$6,407	$7,036
Other deferred tax assets	3,576	1,341

Total deferred tax assets	9,983	8,377
Total deferred tax liabilities	5,913	4,776

Net deferred tax assets before valuation allowance	4,070	3,601
Valuation allowance	(6,647)	(6,688)

Net deferred tax (liabilities)	$(2,577)	$(3,087)
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consists of the following as of March 31, 2010:

March 31,
2010
Year 1	$841
Year 2	627
Year 3	482
Year 4	303
Year 5	256
Thereafter	130

Total	$2,639

     Total rent expense charged to expenses in the accompanying statements of income for the three and nine months ended March 31, 2010 and 2009 was $296, $222, $916 and $590, respectively. Rent expense on an annualized basis exceeds rental commitments primarily due to many of the Company’s operations and hangar arrangements being short term in nature.
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
Contractual station commitments by year and in the aggregate are as follows:

As of
March 31,
2010
Year 1	$34,945
Year 2	26,355
Year 3	11,934
Year 4	1,330
Year 5	—
Thereafter	—

Total	$74,564
     The Company’s UK-Commercial subsidiary outsources the majority of its radio traffic and entertainment news operations pursuant to contracts with unrelated third parties. Expenses associated with these arrangements are a component of operating expense and are recognized over the term of the applicable contracts, which is not materially different than when the services are provided. The minimum future payments under these contracts by year and in the aggregate are as follows:

As of
March 31,
2010
Year 1	$2,961
Year 2	2,961
Year 3	2,221
Year 4	—
Year 5	—
Thereafter	—

Total	$8,143
NOTE 10 — Stock based compensation
     The Company maintains an Amended and Restated 2005 Stock Incentive Plan (the “Plan”) under which 1,800,000 shares are authorized for issuance. Adoption of the Plan and all amendments thereto have been approved by the Company’s stockholders. Stock options and restricted stock that are issued, outstanding or available for future issuance under the Plan are summarized below:

As of
March 31,
2010
Shares authorized under plan	1,800,000
Stock options outstanding	(1,158,400)
Stock options exercised	(24,934)
Restricted shares outstanding	(248,329)
Restricted shares converted into common shares upon lapse of restrictions	(106,671)

Shares available for issuance under plan	261,666

     Stock Options
     The Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

Nine months
Ended
March 31,
2010
Risk-free interest rate	2.27-2.35%
Volatility factor	73.26-76.17%
Weighted volatility	75.87%
Dividend yield	—
Option price	$3.76-$5.72
Weighted average expected life of options	6 years
Weighted average grant date fair value per share	$2.59
     The following table summarizes the Company’s stock option activity for the nine month period ended March 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Options	Price	Term	Value	Value
Balance, June 30, 2009	890,067	$5.56	—	$2,657	$—
Exercisable, June 30, 2009	601,744	$5.36	—	$1,639	$—
Grants	280,000	$3.86	—	$725	$461
Exercised	—	—	—	—	—
Forfeitures/expirations	(11,667)	$5.85	—	$(40)	—
Balance, March 31, 2010	1,158,400	$5.30	7.74 years	$3,342	$832
Exercisable, March 31, 2010	737,071	$5.34	6.68 years	$2,067	$354
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of March 31, 2010 is $3,342. As of March 31, 2010 there was $988 of total unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.7 years. This expense assumes that there will be no forfeitures, which assumption is based on the positions of the option recipients within the Company and the low number of past forfeitures. Since the Plan was adopted, the largest previous forfeitures were due to outside directors becoming employees of the Company. In such instance, the forfeited director stock options were simultaneously replaced with a like number of employee stock options. The expense for the nine months ended March 31, 2010 and 2009 was $559 and $608, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements because a valuation allowance has been created for the net deferred tax assets of GTN as of March 31, 2010.
     There were common stock equivalents due to stock options of 21,819 and 8,864 for the three and nine month period ended March 31, 2010, respectively. Due to the net loss for the three and nine month periods ended March 31, 2009, the impact of the stock options on fully diluted earnings per share would be anti-dilutive and therefore is not included in common stock equivalents.
     Restricted Stock
     The Company has awarded restricted shares of its common stock under the Plan to certain employees and directors. The awards, which are comprised of shares of common stock that are subject to transfer and forfeiture restrictions, have restriction periods tied solely to continued employment and vest over three years. The value of these restricted stock awards is calculated at the fair market value of the shares on the date of grant, net of estimated forfeitures, and is expensed pro rata over the vesting period.

     The following table summarizes the restricted stock activity for the nine month period ended March 31, 2010.

		Nine months
		Ended
		March 31,
		2010
		Weighted
		Average Grant
		Date Fair
		Value
	Shares	Per Share
Unvested, beginning of period	173,332	$6.17
Grants	145,000	5.18
Converted to common stock upon lapse of restrictions	(70,003)	—
Forfeited	—	—
Unvested, end of period	248,329	$5.47
     As of March 31, 2010, there was $1,272 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.4 years. Total compensation expense with regards to restricted stock for the nine month periods ended March 31, 2010 and 2009 was $390 and $268, respectively and is included in selling, general and administrative expenses.
     For the three and nine month periods ended March 31, 2010 there were no common stock equivalents due to restricted stock although restricted stock was not anti-dilutive for the periods. This is due to the treasury method calculation which yielded no common stock equivalents because of the level of unrecognized compensation expense as of March 31, 2010 and average share prices for the three and nine months ended March 31, 2010. Due to the net loss for the three and nine month periods ended March 31, 2009, the impact of the restricted stock on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
NOTE 11 — Intangible Assets and Goodwill
     Intangible assets reflected on the balance sheet primarily consist of the following:

	Weighted
	Average
	Amortization
	Period	March 31,	June 30,
	(Years)	2010	2009
Station contracts	10 years	$10,689	$12,565
Radio advertising contracts	4 years	1,696	2,311
Non-competition agreement	3 years	1,454	2,193
Mobile phone intellectual property	2 years	25	100
Aircraft license acquisition costs	N/A	36	31

Total intangible assets	N/A	$13,900	$17,200
     Station contracts consist of the fair value of station affiliate contracts acquired from Wise Broadcasting Network, Inc. (“Wise”) by CTN (the purchase of which was consummated April 2, 2007) and the Company’s acquisition of Unique on March 1, 2009 (see Note 13). The Wise station contracts and Unique station contracts are amortized on a straight line basis over the estimated useful life of five years and ten years, respectively. Radio advertising contracts and non-competition agreement also relate to the acquisition of Unique. Radio advertising contracts are amortized on a straight line basis over the estimated useful life of four years and the non-competition agreement is amortized on a straight line basis over the three year contractual term of the non-competition agreement. Mobile phone intellectual property consists of payments to the developer of MTN’s passive alerting technology for which MTN has applied for patent protection and is being amortized on a straight line basis over two years. The aircraft license acquisition costs consist of costs relating to obtaining aircraft operating certificates and licenses in Australia. Due to the long term and indefinite nature of the aircraft license acquisition costs, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of March 31, 2010 and June 30, 2009, there was no impairment of this asset. Costs incurred to renew or extend the term of an intangible asset are expensed when incurred. There is no residual value recognized with regard to intangible assets subject to amortization.

Acquired intangible assets

	As of March 31, 2010		As of June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets

Station contracts	$12,188	$1,499	$13,136	$571
Radio advertising contracts	2,326	630	2,521	210
Non-competition agreement	2,276	822	2,467	274

Total	$16,790	$2,951	$18,124	$1,055

Estimated future amortization expense relating to acquired
intangible assets:	Total
For the year period ended March 31, 2010	$2,595
For the year period ended March 31, 2011	2,527
For the year period ended March 31, 2012	1,716
For the year period ended March 31, 2013	1,183
For the year period ended March 31, 2014	1,183
Thereafter	4,635
     Goodwill represents the excess of the purchase price of Unique by UKTN over the fair value of the net assets acquired, including the identified definite lived intangible assets. Due to the long term and indefinite nature of goodwill, amortization expense is not reflected and the Company regularly reviews the asset for impairment. As of March 31, 2010 there was no impairment of goodwill.

Balance, June 30, 2009	$4,688
Acquisitions	—
Translation adjustments	(363)
Balance, March 31, 2010	$4,325
NOTE 12 — Segment Reporting
     The Company primarily operates in three geographic areas, Australia, Canada and United Kingdom, through its wholly owned subsidiaries ATN, GTC, which operates through its wholly owned subsidiary CTN, and UKTN, including its wholly owned subsidiary UK-Commercial. Select income statement information and capital expenditures for the periods ended March 31, 2010 and 2009 and select balance sheet information as of March 31, 2010 and 2009 is provided below. The All Other category consists primarily of MTN and corporate overhead and assets of GTN. Management fees charged are treated as a contra-expense and eliminate on consolidation. All revenue is from external clients and there is no intersegment revenue. Intercompany advances are treated as non-current assets or liabilities and eliminate on consolidation.

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
Australia	2010	2009	2010	2009
Revenues	$14,210	$8,803	$42,227	$32,516
Interest expense	—	7	15	32
Interest revenue	200	120	511	566
Depreciation & amortization expense	251	170	750	548
Intercompany management fee expense	405	295	1,196	988
Income tax expense	1,050	555	3,291	2,786
Segment profit	2,458	1,316	7,637	6,502
Expenditure for property and equipment	74	111	335	367

Segment assets			33,608	26,653
Current assets			30,574	23,729
Property & equipment, net			2,466	2,346
Deferred tax assets, net			400	298
Intangible assets, net			36	27
Goodwill			—	—
Segment liabilities			9,522	9,944

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
Canada	2010	2009	2010	2009
Revenues	$2,678	$1,079	$6,487	$5,076
Interest expense	—	—	—	—
Interest revenue	—	—	—	1
Depreciation & amortization expense	370	176	903	546
Intercompany management fee expense	—	—	—	—
Income tax expense	—	—	—	—
Segment loss	(1,001)	(1,371)	(3,545)	(2,161)
Expenditure for property and equipment	20	393	754	1,021

Segment assets			8,466	6,698
Current assets			3,460	2,379
Property & equipment, net			4,832	4,137
Deferred tax assets (liabilities), net			—	—
Intangible assets, net			138	169
Goodwill			—	—
Segment liabilities			25,970	16,955

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
United Kingdom	2010	2009	2010	2009
Revenues	$7,225	$2,580	$21,349	$4,774
Interest expense	—	—	—	—
Interest revenue	—	13	1	17
Depreciation & amortization expense	707	240	2,179	324
Intercompany management fee expense	—	—	—	—
Income tax expense (benefit)	61	(60)	(184)	(60)
Segment loss	(3)	(372)	(963)	(1,086)
Expenditure for property and equipment	38	29	115	134

Segment assets			25,629	22,728
Current assets			6,956	5,633
Property & equipment, net			583	593
Deferred tax (liabilities), net			(2,977)	(3,029)
Intangible assets, net			13,701	15,305
Goodwill			4,325	1,197
Segment liabilities			30,178	25,517

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
All Other	2010	2009	2010	2009
Revenues	$—	$—	$31	$—
Interest expense	—	—	—	—
Interest revenue	—	34	1	294
Depreciation & amortization expense	25	16	78	25
Intercompany management fee revenue	(405)	(295)	(1,196)	(988)
Income tax expense	15	7	15	11
Segment loss	(971)	(1,357)	(2,858)	(3,293)
Expenditure for property and equipment	—	—	—	28

Segment assets			51,957	41,589
Current assets			824	1,852
Property & equipment (net)			1	54
Deferred tax assets (liabilities), net			—	—
Intangible assets, net			25	110
Goodwill			—	—
Segment liabilities			2,927	2,293

	March 31,	March 31,
Intercompany eliminations	2010	2009
Segment assets	$(51,107)	$(39,570)
Current assets	—	—
Property & equipment (net)	—	—
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	—	—
Goodwill	—	—
Segment liabilities	(50,226)	(38,689)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
Total	2010	2009	2010	2009
Revenues	$24,113	$12,462	$70,094	$42,366
Interest expense	—	7	15	32
Interest revenue	200	167	513	878
Depreciation & amortization expense	1,353	602	3,910	1,443
Intercompany management fee expense	—	—	—	—
Income tax expense	1,126	502	3,122	2,737
Net profit (loss)	483	(1,784)	271	(38)
Expenditure for property and equipment	132	533	1,204	1,550

Total assets			68,553	58,098
Current assets			41,814	33,593
Property & equipment, net			7,882	7,130
Deferred tax (liabilities) assets, net			(2,577)	(2,731)
Intangible assets, net			13,900	15,611
Goodwill			4,325	1,197
Total liabilities			18,371	16,020
     Non-cash stock based compensation is not allocated to the operating subsidiaries and is a component of the All Other segment above. Non-cash stock based compensation expense was $949 and $876 for the nine months ended March 31, 2010 and 2009, respectively.
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

Revenues	Traffic	News	Television	Government	Total
Nine months ended March 31, 2010	$52,948	$11,906	$2,395	$2,845	$70,094
Nine months ended March 31, 2009	$30,651	$6,039	$2,607	$3,069	$42,366
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

     On July 23, 2009, UKTN settled all of its contingent payment obligations to UBC for a cash payment of £1.95 million (approximately $3.2 million at the time of payment). In addition, effective as of July 1, 2009, UKTN agreed to sell the radio marketing and sales & promotion business (“Intamedia”) that it previously acquired from UBC back to UBC for £50 thousand (approximately $80 thousand). UKTN and UK-Commercial also agreed, subject to certain conditions, to permit Intamedia to continue operating from their offices on a rent free basis until March 31, 2010. As part of the Intamedia sale, UKTN agreed to a limited release from non-competition agreements for UBC and Simon Cole, its Chief Executive Officer, that were previously entered into as part of the Unique acquisition. The release pertained to the Intamedia business line only. The operations of Intamedia were immaterial to both the Company and the United Kingdom segment.
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
     The Company accounts for business acquisitions using the purchase method of accounting. Under the purchase method, the results of an acquired business are included in the Company’s financial statements from the date of acquisition. The assets acquired and the liabilities assumed are recorded at their respective estimated fair values at closing, with any excess of the purchase price over the estimated fair value of the net assets acquired (including identifiable intangible assets) being recorded as goodwill. The results of operations for Unique have been included in the Company’s statement of income since the acquisition date of March 1, 2009. Revenue and net loss for the period from July 1, 2009 through March 31, 2010 related to the Unique acquisition has been approximately $18.1 million and $(0.4) million, respectively. Revenue and net income for the period from March 1, 2009 through March 31, 2009 related to the Unique acquisition was approximately $1.7 million and $0.1 million, respectively.
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
     A summary of the purchase price allocation is as follows based on exchange rates on the date of acquisition (amounts in thousands):

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
Pro Forma Income Statement Information
     The following table presents selected unaudited financial income statement information including the acquisition of Unique as if the acquisition had occurred July 1, 2007. The pro forma results are not necessarily indicative of what the operating results would have been had the acquisition occurred at this date nor are they necessarily indicative of future performance (amounts in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Pro Forma revenues	$24,113	$15,675	$70,094	$52,247
Pro Forma net income (loss)	$483	$(1,759)	$271	$(1,556)
Pro forma net income (loss) per share — basic and diluted	$0.03	$(0.10)	$0.01	$(0.09)
NOTE 14 — Change in Accounting Estimate
     Effective March 1, 2010, the Company changed its estimate of the useful lives of helicopters owned by CTN from eight years to six years and the lives of CTN helicopter engine rebuilds from three years to two years. This change was implemented because the Company determined that the annual flight hours are more than originally anticipated. The life of a helicopter is based upon a blend of the life of the engine, which is approximately 2,200 flight hours, and the life of the airframe. The Company does not anticipate getting less use from the helicopters due to this change in useful life. Also, ATN helicopters were unaffected by this change in useful life as their annual flight hours have been in line with expectations. This change had the effect of increasing depreciation expense $48, reducing net operating income and net income $48, and no impact on basic or diluted earnings per share for the three and nine month period ended March 31, 2010.

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
     Our operations are conducted through the following wholly owned direct and indirect subsidiaries:
•	The Australia Traffic Network Pty Limited (“Australia Traffic Network”);

•	Canadian Traffic Network ULC (“Canadian Traffic Network”);

•	Global Traffic Network (UK) Limited and Global Traffic Network (UK) Commercial Limited (“UK Traffic Network” and “UK Commercial Traffic Network,” respectively); and

•	Mobile Traffic Network, Inc. (“Mobile Traffic Network”).
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

		Radio News,
		Sports,
		Weather,
		Business
		and
		Entertainment
	Radio Traffic	News	TV Reports
Australia	81	27	14
Canada	72	23	4
United Kingdom	265	127	—

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
     The majority of our revenues have been generated from our Australian operations, including approximately $42.2 million, or 60%, of our revenues for nine month period ended March 31, 2010, of which approximately $32.1 million, or 46% of our total revenues, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the nine month period ended March 31, 2009, approximately $32.5 million, or 77% of our revenues, was generated by our Australian operations, of which approximately $24.6 million, or 58%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we expand the provision of TV reports and obtain more news report inventory in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in eight Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Ottawa, Edmonton and Winnipeg. We anticipate expanding our radio and television advertising inventory primarily by adding new network affiliates in our existing markets, as we have not penetrated the Canadian markets to the extent that we have done so in Australia or United Kingdom. However, we will continue to explore the expansion of our advertising inventory by both the introduction of new products as well as entering new markets. We obtained the majority of our United Kingdom radio advertising inventory as a result of our acquisition of The Unique Broadcasting Company Limited (“Unique”) on March 1, 2009, which we subsequently renamed UK Commercial Traffic Network. We are actively seeking to expand the amount of our traffic and entertainment news inventory from both new and existing radio affiliates. As commercial advertising inventory generated from our Australian, Canadian and United Kingdom operations increase, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenues from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We also experienced a similar lag when we began to receive news report inventory from Austereo in July 2006. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory associated with additional radio news reports in Australia, our provision of radio traffic and information reports and TV reports in Canada and increases in radio advertising inventory in the United Kingdom.
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
Basis of Presentation
     We have derived substantially all of our revenues to date from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and, unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended March 31, 2010 and 2009, December 31 and September 30, 2009 and 2008 and applicable to our balance sheet data as of March 31, 2010 and June 30, 2009 are set forth below:
Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2010	0.9039	March 31, 2010	0.9172
Three month period ended December 31, 2009	0.9094
Three month period ended September 30, 2009	0.8340
Three month period ended March 31, 2009	0.6645
Three month period ended December 31, 2008	0.6654
Three month period ended September 30, 2008	0.8875
		June 30, 2009	0.8064
Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2010	0.9606	March 31, 2010	0.9849
Three month period ended December 31, 2009	0.9469
Three month period ended September 30, 2009	0.9115
Three month period ended March 31, 2009	0.8037
Three month period ended December 31, 2008	0.8259
Three month period ended September 30, 2008	0.9598
		June 30, 2009	0.8604
United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2010	1.5614	March 31, 2010	1.5184
Three month period ended December 31, 2009	1.6344
Three month period ended September 30, 2009	1.6411
Three month period ended March 31, 2009	1.4369
Three month period ended December 31, 2008	1.5681
Three month period ended September 30, 2008	1.8921
		June 30, 2009	1.6458

     We estimate that the impact from currency changes on our operating results for the three and nine month periods ended March 31, 2010 compared to the three and nine month periods ended March 31, 2009 has been to increase (decrease) income statement amounts as follows:

	Three months	Nine months
	Ended	Ended
	March 31,	March 31,
	2010	2010
	(in thousands)	(in thousands)
Australia
Revenues	$3,764	$7,262
Operating expenses (exclusive of depreciation and amortization)	2,045	3,730
Sales, general & administrative expenses	776	1,439
Canada
Revenues	437	687
Operating expenses (exclusive of depreciation and amortization)	398	589
Sales, general & administrative expenses	142	217
United Kingdom
Revenues	576	(191)
Operating expenses (exclusive of depreciation and amortization)	458	(190)
Sales, general & administrative expenses	61	(29)
Australia, Canada and United Kingdom combined
Revenues	4,777	7,758
Operating expenses (exclusive of depreciation and amortization)	2,901	4,129
Sales, general & administrative expenses	979	1,627
     When discussing changes in income statement accounts from the three and nine month periods ended March 31, 2009, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
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
     For our third fiscal quarter that ended March 31, 2010, the Australia dollar was significantly stronger than during the quarter ended March 31, 2009. This trend has continued to date during the fourth fiscal quarter of 2010. Should the exchange rate between the U.S. and Australian dollar remain at current levels, this will have the effect of increasing revenues and expenses reported in U.S. dollars from our Australian operations (which constitute the majority of our business) for our fourth fiscal quarter ended June 30, 2010 absent any change in performance in local currency.
     Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. During certain previous years, the impact of seasonality on our results of operations has been offset by the rapid revenue growth of our business and, in certain cases, favorable exchange rate movements. As a result, our revenues for the quarter ending March 31 have frequently exceeded our revenues for the preceding quarter ended September 30, including during the current fiscal year. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.

Acquisition of The Unique Broadcasting Company Limited
     On February 1, 2009, UK Traffic Network entered into a definitive share purchase agreement to acquire The Unique Broadcasting Company Limited (“Unique”) and the acquisition was completed effective March 1, 2009, at which point Unique was renamed Global Traffic Network (UK) Commercial Limited (“UK Commercial Traffic Network”). Consequently, our results for the three and nine month periods ended March 31, 2010 include UK Commercial Traffic Network’s operations whereas the corresponding periods ended March 31, 2009 only includes one month of results for UK Commercial Traffic Network. As a result of this acquisition, we expect that our revenues, operating, sales and general and administrative expenses and depreciation & amortization expenses for future periods will increase materially compared to the amounts reflected in our income statements for periods preceding the acquisition, including the fiscal year 2009 period discussed under “Results of Operations” below. For the nine months ended March 31, 2010, our net revenues and net loss attributable to UK Commercial Traffic Network were approximately $18.1 million and $(0.4) million, respectively. For the nine months ended March 31, 2009, our net revenues and net income attributable to UK Commercial Traffic Network were approximately $1.7 million and $0.1 million, respectively. Risks associated with the acquisition include, but are not limited to, our ability to implement our Company’s operating model, realize potential synergies with our current United Kingdom operations and the uncertainty over the health of the United Kingdom radio advertising market, as well as risks identified in our annual report filed on Form 10-K and those discussed below under “Cautionary Statement Concerning Forward-Looking Statements and Factors Affecting Forward-Looking Statements.”
Results of Operations
Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009
     Revenues. Revenues increased from approximately $12.5 million for the three months ended March 31, 2009 to approximately $24.1 million for the three months ended March 31, 2010, an increase of approximately 92.8%. Approximately $4.6 million of the increase in revenues was from our United Kingdom operations, of which approximately $4.5 million was associated with revenues from the UK Commercial Traffic Network (formerly Unique) business operations that we acquired on March 1, 2009. Revenues from the sale of inventory related to our Canadian operations increased approximately $1.6 million, or approximately 145.5%, from the previous year quarter. The revenue increase in local currency was driven by more spots sold (from more spots available for sale and higher utilization) and higher spot rates. While some of this increase may be attributed to additional reports we broadcast for the Vancouver Olympics, the Canadian Traffic Network revenue to date continues to be higher in the fourth quarter of fiscal 2010 when compared to the previous fiscal year. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian revenues increased approximately 107.7% when measured in Canadian dollars. Australian revenues increased approximately $5.4 million, or approximately 61.4%, compared to the quarter ended March 31, 2009. The increase pertained primarily to our radio network. Approximately $3.8 million of the overall increase in Australian revenues was due to the Australian dollar being stronger in the third fiscal quarter 2010 compared to the third fiscal quarter 2009. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian revenues increased approximately 18.7% when measured in local currency compared to the three month period ended March 31, 2009. The Australian revenue increase in local currency was driven by an increase in the number of spots sold and higher spot rates compared to the previous year quarter. The increase in spots sold was due both to having more advertising inventory as well as a higher percentage of available spots being sold compared to the previous year period.
     Operating expenses. Operating expenses increased from approximately $9.7 million for the three months ended March 31, 2009 to approximately $16.0 million for the three months ended March 31, 2010, an increase of approximately 64.9%. Approximately $3.2 million of the increase was related to our United Kingdom operations, of which approximately $3.3 million pertained to the UK Commercial Traffic Network (formerly Unique) business operations that we acquired on March 1, 2009. Expenses from our other United Kingdom operations decreased approximately $0.1 million compared to the previous year. Operating expenses related to our Canadian operations increased approximately $0.6 million. The increase in Canadian operating expenses was primarily due to an increase of approximately $0.3 million in station compensation, along with lesser increases of $0.1 million each for employee costs and aviation expenses. Approximately $0.4 million of the overall increase in Canadian operating expenses was related to currency movements, as the Canadian dollar was stronger in the current fiscal quarter when compared to the quarter ended March 31, 2009. Australian operating expenses increased approximately $2.6 million primarily due to an increase in station compensation of approximately $2.3 million and an increase in employee costs of approximately $0.2 million. Approximately $2.0 million of the approximately $2.6 million overall increase in Australian operating expenses discussed above was related to currency movements as the Australian dollar was stronger in the current fiscal quarter when compared to the quarter ended March 31, 2009. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian operating expenses increased by approximately 12.4% and 11.4%, respectively, when measured in local currencies, due mainly to increases in station compensation. The percentage increases measured in local currencies are less than the percentage increases when measured in U.S. dollars due to the weakening of the U.S. dollar against both the Australian and Canadian dollar.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $3.7 million for the three months ended March 31, 2009 to approximately $5.4 million for the three months ended March 31, 2010, an increase of approximately 45.9%. Selling, general and administrative expenses increased approximately $0.5 million in the United Kingdom primarily due to the acquired UK Commercial Traffic Network (formerly Unique) operations. Canada Traffic Network selling, general and administrative expenses increased approximately $0.4 million primarily due to a $0.3 million increase in costs related our sales staffing as well as an increase of approximately $0.1 million in client entertaining costs incurred at the Vancouver Olympics. Australian selling, general and administrative expenses increased approximately $1.1 million dollars compared to the quarter ended March 31, 2009, of which approximately $0.8 million related to currency translation differences as the Australia dollar was significantly stronger relative to the U.S. dollar compared to the year ago period. The majority of the increase in Australian selling, general and administrative in local currency pertained to higher sales employee compensation mainly related to the higher revenues for the period. Sales expense as a percentage of revenue in Australia increased from approximately 13.3% for the three months ended March 31, 2009 to approximately 13.8% for the three months ended March 31, 2010. Selling, general and administrative expenses of Mobile Traffic Network were reduced approximately $0.2 million compared to the year ago quarter as we actively reduced our staffing of this subsidiary during the first half of fiscal 2010. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $0.3 million for the both the three months ended March 31, 2010 and 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $0.6 million for the three months ended March 31, 2009 to approximately $1.4 million for the three months ended March 31, 2010. The majority of the increase pertains to amortization of the intangibles associated with the acquisition of UK Commercial Traffic Network (formerly Unique). Approximately $0.05 million of the increase related to shortening the useful lives of the Canadian Traffic Network helicopters from eight years to six years and reducing the Canadian Traffic Network helicopter engine rebuild useful lives from three years to two years. This change in estimate was made due to our flying more hours per year in Canada than originally anticipated.
     Interest expense. Interest expense was $0 for the three months ended March 31, 2010 as all of the outstanding debt balances were repaid during the period ended December 31, 2009 and we had no outstanding long term debt as of March 31, 2010.
     Other income. Other income was approximately $0.2 million for the three months ended March 31, 2010 and 2009. Other income consists primarily of interest income on our cash balances.
     Income tax expense. Income tax expense increased from approximately $0.5 million for the three months ended March 31, 2009 to approximately $1.1 million for the three months ended March 31, 2010. The increase was primarily due to higher net profit in Australia when measured in U.S. dollars for the three months ended March 31, 2010 compared to the three month period ended March 31, 2009. The effective tax rate in Australia was 29.9% and 29.7%, respectively for the three month periods ended March 31, 2010 and 2009 compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. The UK Traffic Network realized approximately $0.2 million tax benefit due primarily to the utilization of the deferred tax asset created by the Unique acquisition. The UK Traffic Network tax benefit was offset by approximately $0.25 million of tax expense related to the utilization of UK Commercial Traffic Network’s net operating loss carry-forwards. UK Commercial Traffic Network’s tax benefit and expense are both non-cash items.
     Net income (loss). Net income increased from a net loss of approximately $1.8 million for the three months ended March 31, 2009 to net income of approximately $0.5 million for the three months ended March 31, 2010. The increase is primarily attributable to a smaller Canadian Traffic Network net loss primarily resulting from significantly higher sales in that market, increased Australia Traffic Network net income resulting from higher sales and favorable currency movements, lower net loss of Mobile Traffic Network resulting from expense reductions and the approximately break-even performance of UK Traffic Network, primarily resulting from the performance of UK Commercial Traffic Network, which was only owned one month of the prior year quarter.
     Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended March 31, 2010 and 2009 were 0.9039 and 0.6645, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$15,721	$13,247	18.7%
Operating expenses	8,542	7,601	12.4%
Selling, general and administrative expenses	3,241	2,743	18.2%
Depreciation and amortization expense	278	256	8.6%
Interest expense	—	11	(100.0)%
Other (income)	(221)	(180)	22.8%
Income tax expense	1,162	836	39.0%
Net income	2,719	1,980	37.3%

     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended March 31, 2010 and 2009 were 0.9606 and 0.8037, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$2,788	$1,342	107.7%
Operating expenses	2,538	2,279	11.4%
Selling, general and administrative expenses	906	580	56.2%
Depreciation and amortization expense	385	219	75.8%
Interest expense	—	—	—
Other expense (income)	2	(29)	(106.9)%
Income tax expense	—	—	—
Net loss	(1,043)	(1,707)	(38.9)%

     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars applicable to the three month periods ended March 31, 2010 and 2009 were 1.5614 and 1.4369, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	£4,628	£1,796	157.7%
Operating expenses	3,677	1,755	109.5%
Selling, general and administrative expenses	491	183	168.3%
Depreciation and amortization expense	453	167	171.3%
Interest expense	—	—	—
Other (income)	(30)	(9)	233.3%
Income tax (benefit)	39	(41)	(195.1)%
Net loss	(2)	(259)	(99.2)%
Nine Months Ended March 31, 2010 Compared With Nine Months Ended March 31, 2009
     Revenues. Revenues increased from approximately $42.4 million for the nine months ended March 31, 2009 to approximately $70.1 million for the nine months ended March 31, 2010, an increase of approximately 65.3%. The largest portion of the increase in revenues was an increase of approximately $16.5 million from our United Kingdom operations, which was attributable to an approximate $16.5 million revenue increase that was associated with the UK Commercial Traffic Network (formerly Unique) business operations that we acquired on March 1, 2009. The UK Commercial Traffic Network operations were only included in one month of the prior year nine month period. Revenues from the sale of inventory related to our Canadian operations increased approximately $1.4 million from the previous year period. The higher revenues were attributable to performance during the third fiscal quarter ended March 31, 2010, in which revenues increased approximately $1.6 million compared to the three months ended March 31, 2009. Australian revenues increased approximately $9.7 million compared to the nine month period ended March 31, 2009. The increase pertained to performance during the second and third fiscal quarters ended December 31, 2009 and March 31, 2010, as revenues had decreased during the three month period ended September 30, 2009 in both U.S. dollars and local currency.
     Operating expenses. Operating expenses increased from approximately $27.3 million for the nine months ended March 31, 2009 to approximately $47.7 million for the nine months ended March 31, 2010, an increase of approximately 74.7%. Approximately $12.7 million of the increase pertained to our United Kingdom operations, of which approximately $13.2 million pertained to the UK Commercial Traffic Network (formerly Unique) business operations that we acquired on March 1, 2009. Expenses from our other United Kingdom operations decreased approximately $0.5 million compared to the previous year period. Operating expenses related to our Canadian and Australian operations increased approximately $1.9 million and $5.8 million, respectively, each primarily due to an increase in station compensation. Approximately $3.7 million of the overall increase in Australian operating expenses discussed above was due to currency movements as the Australia dollar significantly strengthened against the U.S. dollar for the nine month period ended March 31, 2010. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian operating expenses increased approximately 12.8% and 25.6% respectively when measured in local currencies, mainly due to increases in station compensation.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $11.8 million for the nine months ended March 31, 2009 to approximately $15.8 million for the nine months ended March 31, 2010, an increase of approximately 33.9%. Selling, general and administrative expenses increased approximately $2.1 million in the United Kingdom primarily due to the acquired UK Commercial Traffic Network (formerly Unique) business operations. Australian selling, general and administrative costs increased approximately $2.0 million for the nine months ended March 31, 2010. The main increases included approximately $1.4 million in sales employee remuneration, $0.3 million in administrative expenses and $0.2 million increase in management fees which was due to currency changes and was offset on Global Traffic Network (unconsolidated parent). Approximately $1.4 million of the overall $2.0 million increase in Australian selling, general and administrative expenses related to currency fluctuations. Sales expense as a percentage of revenue in Australia increased from approximately 13.6% for the nine months ended March 31, 2009 to approximately 13.9% for the nine months ended March 31, 2010. Selling, general and administrative expenses of Mobile Traffic Network were reduced approximately $0.5 million compared to the year ago period as we actively reduced our staffing of this subsidiary. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $0.9 million for both the nine months ended March 31, 2010 and 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $1.4 million for the nine months ended March 31, 2009 to approximately $3.9 million for the nine months ended March 31, 2010. The majority of the increase pertains to amortization of the intangibles associated with the acquisition of UK Commercial Traffic Network (formerly Unique). Approximately $0.05 million of the increase related to shortening the useful lives of the Canadian Traffic Network helicopters from eight years to six years and reducing the Canadian Traffic Network helicopter engine rebuild useful lives from three years to two years. This change in estimate was made due to our flying more hours per year in Canada than originally anticipated.
     Interest expense. Interest expense decreased from approximately $32,000 for the nine months ended March 31, 2009 to approximately $15,000 for the nine months ended March 31, 2010. All of the outstanding debt balances were repaid during the period and we had no outstanding long term debt as of March 31, 2010.
     Other income. Other income decreased from approximately $0.9 million for the nine months ended March 31, 2009 to approximately $0.7 million for the nine months ended March 31, 2010. Other income consists primarily of interest income on our cash balances and the reduction is attributable mainly to lower interest rates during the current period and our reduced cash balances due to the purchase of UK Commercial Traffic Network (formerly Unique). The reduction in other income was partially mitigated by foreign currency transaction income of approximately $0.1 million for the nine months ended March 31, 2010 compared to no foreign currency transaction income or loss during the 2009 period. The foreign currency transaction income resulted from the repayment of balances due to the Company by Australia Traffic Network. Intercompany balances between the Company and its subsidiaries are translated from the local currencies to U.S. dollars at each balance sheet date. To the extent these balances are intended to be ongoing, that is, settlement is neither planned nor anticipated, the translation adjustments to balance intercompany are reflected as a component of other comprehensive income. The repayment of the Australia Traffic Network intercompany balance triggered a realized foreign exchange income during the period.
     Income tax expense. Income tax expense increased from approximately $2.7 million for the nine months ended March 31, 2009 to approximately $3.1 million for the nine months ended March 31, 2010. The increase was primarily due to an increase of $0.5 million in Australia from the higher net income in the current period partially offset by approximately $0.1 million increase in the deferred tax benefit in the United Kingdom. The effective tax rate in Australia was 30.1% and 30.0% for the nine month periods ended March 31, 2010 and 2009, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. The UK Traffic Network realized approximately $0.6 million tax benefit due to the reduction of the deferred tax liability created by the acquisition of UK Commercial Traffic Network (formerly Unique), which was partially offset by the taxable income generated by UK Commercial Traffic Network during the period. UK Commercial Traffic Network’s tax expense and benefit are non-cash items due to the deferred tax liability created as part of the acquisition and the significant net operating losses of Unique that we acquired.
     Net income (loss). Net income (loss) increased from approximately $38,000 of net loss for the nine months ended March 31, 2009 to net income of approximately $0.3 million for the nine months ended March 31, 2010. Our increase in net income is primarily attributable to an increase of approximately $1.1 million in Australia Traffic Network net income and a decrease of approximately $0.6 million in Mobile Traffic Network net loss due to expense reductions, partially offset by an increase in Canadian Traffic Network net loss of approximately $1.3 million, all of which pertained to the first and second fiscal quarter as the current fiscal quarter showed approximately $0.4 million reduction in net loss of Canadian Traffic Network.

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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$47,727	$44,005	8.5%
Operating expenses	25,279	22,403	12.8%
Selling, general and administrative expenses	9,863	9,003	9.6%
Depreciation and amortization expense	851	746	14.1%
Interest expense	17	42	(59.5)%
Other (income)	(580)	(702)	(17.4)%
Income tax expense	3,703	3,753	(1.3)%
Net income	8,594	8,760	(1.9)%
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$6,864	$5,871	16.9%
Operating expenses	7,570	6,028	25.6%
Selling, general and administrative expenses	2,134	1,791	19.2%
Depreciation and amortization expense	958	634	51.1%
Interest expense	—	—	—
Other (income)	(4)	(37)	(89.2)%
Income tax expense	—	—	—
Net loss	(3,794)	(2,545)	49.1%
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	£13,252	£3,068	331.9%
Operating expenses	11,062	3,236	241.8%
Selling, general and administrative expenses	1,619	342	373.4%
Depreciation and amortization expense	1,352	216	525.9%
Interest expense	—	—	—
Other (income)	(81)	(14)	478.6%
Income tax (benefit)	(111)	(41)	170.7%
Net loss	(589)	(671)	(12.2)%
Liquidity and Capital Resources
     At March 31, 2010, the Company’s primary source of liquidity was cash and cash equivalents of approximately $21.4 million. At March 31, 2010, the Company also had approximately $1.8 million available under its overdraft credit line. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at March 31, 2010.

     Operating activities. Cash provided by operating activities was approximately $3.2 million for the nine months ended March 31, 2010, due mainly to positive cash generation from operations (after the net income was adjusted for non-cash expenses) partially offset by negative changes in working capital. The largest uses of working capital were an increase in accounts receivable, a reduction in unearned income and payment of Australian income taxes, which were partially offset by an increase in accounts payable.
     Investing activities. Cash used in investing activities was approximately $4.7 million for the nine month period ended March 31, 2010. The cash used for investing activities consisted primarily of the early settlement of the potential contingent payment obligation and settlement of the purchase price adjustment related to working capital from the Unique acquisition, and to a lesser extent capital expenditures, the majority of which was for the regularly scheduled rebuilding of helicopter engines in Canada and Australia.
     Financing activities. Cash used in financing activities was approximately $0.4 million for the nine months ended March 31, 2010, which consisted of regularly scheduled principal amortization as well as prepayment of the remaining outstanding debt balance in December 2009.
     Effect of exchange rate changes. Cash and cash equivalents were increased approximately $1.9 million for the nine months ended March 31, 2010 due primarily to the significant strengthening of the Australian dollar, as a significant majority of our cash and cash equivalents are denominated in Australian dollars.
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
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.2 million on an annual basis based on the balances at March 31, 2010. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. We had no outstanding long-term debt as March 31, 2010 nor did we have any balance outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see variable interest rate long-term debt as a significant interest rate risk.
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
Accounts Receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents 5% of our annual revenue. However, one advertising agency that represents a number of our advertising clients in Australia, Canada and the United Kingdom constituted approximately 26% of our revenues for the nine months ended March 31, 2010 and approximately 21% of our net accounts receivable as of March 31, 2010. Another advertising agency representing a number of our advertising clients in Australia constituted approximately 12% of our net revenues for the nine months ended March 31, 2010 and approximately 13% of our net account receivable as of March 31, 2010. Two other advertising agencies that represent a number of our advertising clients in Australia, Canada and United Kingdom, respectively constituted approximately 13% and 12% of our net revenues for the nine months ended March 31, 2010 and approximately 15% and 8% of our net accounts receivable as of March 31, 2010. In addition to the aforementioned agencies, it is likely other advertising agencies may exceed 10% of our net revenues and/or 10% of our net receivables in the future based on the current billing levels of certain agencies. In the United Kingdom, substantially all our advertising related net revenues come from five agency groups (including one agency group placing approximately 60% of our UK advertising net revenues for the three months ending March 31, 2010); therefore our concentration of revenue by agency is greater in the UK market than for our Company as a whole.

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
Part II. OTHER INFORMATION

Item 4.	Other Information.
     Results of Operations and Financial Condition.
     The information in this Item 4 is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On May 10, 2010, Global Traffic Network, Inc. issued a press release reporting the financial results for its third fiscal quarter ended March 31, 2010. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.

Item 5.	Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 10, 2010.
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2010	By:	/s/ William L. Yde III
		Name:	William L. Yde III
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 10, 2010	By:	/s/ Scott E. Cody
		Name:	Scott E. Cody
		Title:	Chief Financial Officer and Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release of Global Traffic Network, Inc. dated May 10, 2010.