Form 10-K
period 2010-06-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2010-09-15
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates of the registrant was approximately $43.4 million as of December 31, 2009 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.
     As of September 13, 2010, the registrant had 18,466,824 shares of common stock outstanding.

Part I	1
Item. 1 Business	1
Item 1A. Risk Factors	9
Item 1B. Unresolved Staff Comments	20
Item 2. Properties	20
Item 3. Legal Proceedings	20
Item 4. Removed and Reserved	20
Part II	20
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6. Selected Financial Data	23
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A. Qualitative and Quantitative Disclosures about Market Risk	35
Item 8. Financial Statements and Supplementary Data	36
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	36
Item 9A. Controls and Procedures	36
Item 9B. Other Information	37
Part III	37
Item 10. Directors, Executive Officers and Corporate Governance	37
Item 11. Executive Compensation	40
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	56
Item 13. Certain Relationships and Related Transactions, and Director Independence	58
Item 14. Principal Accountant Fees and Services	59
Part IV	59
Item 15. Exhibits and Financial Statement Schedules	59
SIGNATURES	62
EXHIBIT INDEX
Subsidiaries
Consent of BDO Audit (NSW-VIC) Pty Ltd
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
Section 906 Certifications of CEO and CFO
Press Release
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1

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
Overview of Our Business
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio stations in Australia, Canada and the United Kingdom. We also provide television traffic reports in Australia and Canada, radio entertainment news reports in the United Kingdom, news information reports to radio stations in Canada and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. We derive the substantial majority of our revenues from the sale to advertisers of commercial advertising inventory embedded within these information reports. We obtain our advertising inventory from radio and television stations in exchange for providing them with information reports and/or cash compensation. We provide broadcasters in international markets a cost-effective alternative to gathering and delivering their own traffic and news information reports and offer advertisers an efficient, broad-reaching alternative to that offered by traditional radio and television stations. In the United Kingdom, in addition to the sale of commercial advertising inventory, we also generate revenue by providing services to the Highways Agency under a Traffic Radio Services Contract that is discussed below under “UK Traffic Network.”
•	Australia Traffic Network. We began providing traffic reports to radio stations in Australia in 1997 and currently deliver traffic reports to radio stations and traffic reports, video and other services to television stations in Australia. In July 2005, we began leveraging our radio traffic reporting services as a platform to launch advertising embedded in news reports on radio stations in Australia.

According to AC Nielsen, our Australian information reports have a weekly reach of approximately 9.0 million radio listeners (ages ten and over), which represents approximately 100% of the commercial radio listeners, and approximately 7.1 million television viewers (ages 13 and over), which represents over 50% of the commercial television viewers, in each case throughout the five major Australian markets.

The number of Australian network affiliate stations from which we receive advertising inventory and the number of Australian markets in which we operate are set forth below:

	Number of
Australia	Affiliate Stations	Number of Markets
Radio traffic reports	82	19
Radio news reports	26	7
TV reports	14	7
We also provide traffic reports to approximately 74 stations on the ABC radio network, which is the public, non-commercial radio network in Australia. Although we are acknowledged as the source of the traffic reports we provide to the ABC stations, the stations are not included in the table above or any other analysis contained in this report because we receive no advertising inventory from the ABC stations due to the non-commercial nature of their broadcast operations.

We conduct our Australian business operations through Australia Traffic Network, which became our wholly-owned subsidiary as a result of the Share Exchange.

•	Canadian Traffic Network. We began delivering traffic reports to radio stations in Canada in December 2005 and we currently deliver traffic and/or news information reports to approximately 84 radio stations and four television stations. Effective April 2, 2007, we acquired substantially all of the assets of Wise Broadcasting Network Inc., after which we commenced providing news, weather, sports and business information reports to radio stations on a limited basis. This information is primarily aggregated from third parties that we compensate. According to BBM Canada, the Canadian industry consortium for audience ratings, our Canadian information reports have a weekly reach of approximately 12.8 million radio listeners (ages 18 and over), which represents approximately 47% of the commercial radio listeners in the markets we serve. BBM has recently replaced the traditional diary method of audience measurement with the portable people meter, an electronic measurement in five of our largest markets. This has caused significant changes in the estimate of audience and thus the current audience estimates for our Canadian operations may not be comparable to previously published estimates. Our TV Network in Canada has a weekly reach of more than 2.6 million television viewers (ages 18 and over), which represents approximately 9% of commercial television viewers in Canada.

The number of Canadian network affiliate stations from which we receive advertising inventory and the number of Canadian markets in which we operate are set forth below:

	Number of
Canada	Affiliate Stations	Number of Markets
Radio traffic reports	71	8
Radio news, sports, business and weather reports	23	2
TV reports	4	4
     We intend to add TV reports in our remaining Canadian markets should opportunities present themselves.
     We conduct our Canadian business operations through Canadian Traffic Network, our indirect wholly-owned subsidiary.
•	UK Traffic Network. On March 1, 2009, our wholly owned subsidiary UK Traffic Network acquired all the outstanding share capital of The Unique Broadcasting Company Limited (“Unique”) from UBC Media Group plc (“UBC”), for a total purchase price of approximately £11.2 million (approximately $16.5 million), including amounts paid to satisfy a closing date working capital adjustment and in settlement of contingent cash “earn-out” compensation that UBC would have been entitled based upon the financial performance of the acquired business during the 2009, 2010 and 2011 calendar years. Unique housed UBC’s Commercial Division operations that supplied traffic and travel information and entertainment news information to radio stations in the United Kingdom in exchange for commercial airtime inventory that is then sold to advertisers. The acquisition was accomplished through the purchase of the entire share capital of Unique, which we have subsequently renamed Global Traffic Network (UK) Commercial Limited (“UK Commercial Traffic Network”).

We currently provide radio traffic reporting services and/or radio entertainment news reports to approximately 273 radio stations in the United Kingdom. According to RAJAR, our information reports have a weekly reach of approximately 24 million commercial radio listeners aged 15 and over, representing approximately 76% of all commercial radio listenership. Currently, we only sell advertising embedded in our traffic and entertainment news reports on a national basis.

The number of United Kingdom network affiliate stations from which we receive advertising inventory is set forth below:

Number
United Kingdom	Of Stations
Radio traffic reports	273
Radio entertainment news reports	137

     Prior to the Unique acquisition, substantially all of our United Kingdom revenue was produced under a Traffic Radio service contract with the United Kingdom’s Highways Agency, which is an executive agency of the United Kingdom Department for Transport responsible for operating, maintaining and improving the strategic trunk road network in England on behalf of the Secretary of State for Transport. Under the terms of the agreement, which became effective July 1, 2008, UK Traffic Network provides traffic radio reports via digital audio broadcasting stations throughout England, with a possible expansion of the service to Scotland, Wales and Northern Ireland. The initial contract term is through September 2011, subject to a possible extension by the Highways Agency through the summer of 2012, during which London is scheduled to host the 2012 Summer Olympic Games. The annual revenue associated with the contract at June 30, 2010 is approximately £2.4 million (or approximately $3.6 million at June 30, 2010 exchange rates) and the maximum revenue associated with the contract, assuming the expansion of service to all markets for the maximum contract period of 50 months, is approximately £14 million (or approximately $20.9 million at June 30, 2010 exchange rates). Although similar to our core business in that it involves broadcasting traffic reports over radio stations, our contract with the Highways Agency differs in that it is not advertising supported. Rather we are paid a fee by the Highways Agency to provide our Traffic Radio service.
     Our commercial advertising inventory, which is primarily comprised of ten second advertising spots embedded in information reports that are broadcast on radio or television, is generally sold as advertising packages on a local, regional or national network basis. Our commercial advertising inventory in the United Kingdom currently differs in that it is generally 20 to 60 seconds in length (with 30 seconds and 40 seconds being the most prevalent length) and is only sold on a national basis. We market our advertising packages on a percentage-based rotation. Each advertiser receives its pro rata share of our aggregate advertising inventory, which airs primarily during prime morning and afternoon drive periods. Because we consolidate our commercial advertising inventory exclusively on a network basis, rather than station by station, we are able to offer advertisers a cost-effective, broad-based advertising vehicle that reaches mass audiences. Since July 1, 2009, our advertising customers have included nine of the top ten Australian advertisers and 18 of the top 20 global advertisers, each as published by AdvertisingAge.
     We formed Mobile Traffic Network to pursue business opportunities related to a mobile phone passive alerting technology. The technology is designed to provide location aware information, for instance traffic reports, that can be disseminated to users based on their proximity to the content of the report (for example, a report may be sent as a subscriber approaches a traffic incident or a sponsor location). Where applicable, information can be disseminated to users in the form of audio files, which are automatically played, obviating the need for users to interact with their mobile phones in any manner. To date, Mobile Traffic Network’s operations have generated insignificant revenue.
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
     The media advertising market has experienced many changes and innovations in recent years, particularly the introduction and rising popularity of non-traditional media outlets such as internet, broadband wireless, cable television, satellite television and radio, as well as consumer products, such as portable digital audio players, personal digital video recorders and mobile telephones. Although advertisers continue to seek out radio and television audiences, audiences are more fragmented and traditional broadcasters increasingly compete with these additional media platforms. This trend has resulted in more mature advertising markets with limited or no growth, which increases the pressure on traditional broadcasters to manage their operations and expenses in a cost-effective manner.
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
     We believe that the advertising markets in the countries in which we operate are up slightly from the previous fiscal year when taken in aggregate. Nonetheless, our advertising revenue for the fiscal year ended June 30, 2010 (when measured in local currencies) exceeded revenue from the fiscal year ended June 30, 2009 in all the markets in which we operate and we believe that our revenue growth rate significantly exceeded that of each of the markets in which we operate.
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
     We embed our advertisements within information reports such that advertisers’ messages are broadcast along with regularly scheduled programming primarily during peak morning and afternoon drive times when a majority of the radio audience is listening. Because the advertisements within the information reports are generally read live by on-air broadcasters (except in the United Kingdom, where they are pre-produced) and the reports are actively sought out by listeners, we believe the advertisements embedded in the information reports are less likely be avoided by a listener or viewer changing stations or “tuning out” than traditional advertising messages.
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
     We currently obtain our Australian radio news advertising inventory from our news network affiliates in exchange for cash compensation. References to the provision of news reports in Australia throughout this report refers to our purchase from radio stations of news advertising inventory embedded in news reports that we then make available to our advertisers. A substantial portion of our radio news information in Canada is purchased from a third party wire service.
     We purchase our radio entertainment news information in the United Kingdom from a third party that provides the information reports directly to radio stations for broadcast in which our advertising commercials are embedded.
     Our information-gathering infrastructure and the flexibility created by our ability to collect traffic information and thereby provide our services 24 hours per day, seven days per week in certain markets to our network affiliates enables us to respond to changing conditions and enables our network affiliates to provide their listeners with accurate and up-to-the-minute news and traffic information. For example, responding to numerous radio and television station requests we have provided video coverage and reports on the May 2010 M5 tunnel collapse in Sydney, the March 2010 Queensland floods and the landslide in Oliver, British Columbia in June 2010 to radio and television stations throughout our markets and the world.
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

	United Kingdom		Australia		Canada
	Leased	Owned	Leased	Owned	Leased	Owned
Fixed Wing Aircraft	0	2	0	1	2	0
Helicopters	0	0	0	4	0	7
     We currently utilize 13 broadcast studios in Australia, seven broadcast studios throughout Canada and three broadcast studios in the United Kingdom. In addition, our out-source traffic provider in the United Kingdom operates approximately six broadcast studios throughout the United Kingdom.
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
     Significant Network Affiliates
     Austereo Pty Limited (“Austereo”). Austereo, one of our Australian network affiliates, is the largest radio broadcaster in Australia and, as of June 30, 2010, provided us with approximately 20% of our Australian radio commercial advertising inventory. When sold to advertisers, this commercial advertising inventory accounts for a material amount of our Australian revenues. This radio commercial advertising inventory is supplied pursuant to a four year agreement effective July 1, 2008 under which we provide regularly-scheduled radio traffic reports to, and receive radio traffic report and radio news report inventory from, ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth.
     Australian Radio Network Pty Limited (“ARN”). ARN, another large radio broadcaster in Australia, provided us approximately 16% of our Australian radio commercial advertising inventory as of June 30, 2010. This inventory is provided under an agreement to provide traffic reporting services through June 2012 to eleven ARN stations in Sydney, Canberra, Melbourne, Brisbane and Adelaide and a two year agreement effective February 1, 2009 to acquire news radio commercial advertising inventory from eight ARN stations in Sydney, Melbourne, Brisbane and Adelaide.
     In addition, ARN and Austereo operate various joint ventures in Canberra (included above) and Newcastle. Stations under these joint ventures not included above account for approximately an additional 1% of our commercial advertising inventory in Australia.
     Corus Entertainment Inc. (“Corus”). Effective January 1, 2009, we entered into a three year agreement with Corus, one of the largest radio broadcasters in Canada, to provide radio traffic reports on 24 radio stations throughout seven Canadian markets. Currently we service 22 radio stations under this agreement as Corus ceased broadcasting on two of the contracted stations. Corus’ stations accounted for approximately 49% of our Canadian advertising inventory (excluding regional suburban stations) as of June 30, 2010. We currently provide traffic reporting services to 23 Corus radio stations.
     GCAP Media Services Limited (“Global”). We provide traffic reporting services and receive radio commercial advertising inventory on 81 Global radio stations throughout the United Kingdom pursuant to a two year agreement that commenced November 17, 2008. These Global radio stations accounted for approximately 17% of our United Kingdom radio traffic advertising inventory as of June 30, 2010 and approximately 27% of the traffic network’s advertising delivery “impacts.”
     Bauer Radio Limited (“Bauer”). We provide traffic reporting services to, and receive radio commercial advertising inventory on, 42 Bauer radio stations throughout the United Kingdom pursuant to the terms of an agreement that expired August 31, 2010. The Bauer radio stations accounted for approximately 15% of our United Kingdom radio traffic advertising inventory as of June 30, 2010 and approximately 26% of the traffic network’s impacts. We also provide entertainment news reporting services to, and receive radio commercial advertising inventory on, 42 Bauer radio stations throughout the United Kingdom pursuant to the terms of an agreement that expired August 31, 2010. Pending negotiation and execution of a renewal of our agreements with Bauer, we have continued to provide service to and receive inventory from Bauer under the terms of the expired agreements. The Bauer radio stations accounted for approximately 30% of our United Kingdom radio entertainment news advertising inventory as of June 20, 2010 and approximately 43% of our entertainment news network’s impacts. Bauer is paid variable compensation based on the sale of impacts corresponding to the Bauer stations.
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
     Advertising on a Network Basis. Because we have numerous network affiliates in each of our markets, we believe that sponsorship package advertisements enable advertisers to reach more listeners, more often, with a higher impact than can be achieved through other advertising media. Due to our large base of network affiliate stations and the audience reach it provides, we offer advertisers the opportunity to reach a broad-based local, regional or national audience through a single purchase of commercial advertising inventory from us. Currently in the United Kingdom, our traffic and entertainment news service is sold on a national basis only. Our plan is to sell advertising associated with our United Kingdom operations on a regional basis in the future. However, certain of our contracts with United Kingdom network affiliates prohibit the sale of their advertising inventory on anything other than a national basis and, as a result, we may be unable to do so. Because we sell our radio commercial advertising inventory exclusively on a network basis, rather than station by station, we do not believe our advertising products compete directly with those offered by our local radio station network affiliates.
     Our Customer Base of Advertising Clients. Due to the number of our markets, our reach within each of these markets and the range of services that we provide, we have garnered a broad base of advertising clients in a diverse group of industries, which since July 1, 2009 have included nine of the top ten Australian advertisers and 18 of the top 20 global advertisers, each as published by AdvertisingAge. Examples of our larger and higher profile advertising customers in Australia, Canada and United Kingdom include the following companies:

Australia		Canada		United Kingdom

•	Holden Motors Dealers	•	Canadian Direct Insurance	•	Carbon Trust
•	McDonalds	•	General Motors	•	Direct Line
•	RTA	•	McDonalds	•	Kwik Fit
•	Target Australia	•	Telus Corporation	•	Mercedes
•	Virgin Blue Airways	•	Wal-Mart Canada	•	Skoda
•	Woolworths	•	Western Canada Lottery	•	Volkswagen
     Although many large advertisers utilize our advertising platform, we maintain a broad and diverse customer base. No one advertiser comprises more than 6% of our revenue base and our top ten advertising customers represent only 28% of our overall advertising sales. However, three unrelated groups of advertising agencies that each represent a number of the Company’s clients in Australia, United Kingdom and Canada constituted approximately 26%, 12% and 11%, respectively, of the Company’s revenues for the year ended June 30, 2010 and approximately 26%, 10% and 10%, respectively, of the Company’s net accounts receivable as of June 30, 2010. Another advertising agency that represents a number of the Company’s clients in Australia only constituted approximately 12% of the Company’s revenues for the year ended June 30, 2010 and approximately 9% of the Company’s net accounts receivable as of June 30, 2010. In addition to the aforementioned agencies, it is likely other advertising agencies may exceed 10% of our net revenues and/or 10% of our net receivables in the future based on the current billing levels of certain agencies. In the United Kingdom, substantially all our advertising related net revenues come from five agency groups (including one agency group placing in excess of 50% of our United Kingdom advertising net revenues for the year ended June 30, 2010); therefore our concentration of revenue by agency is greater in the United Kingdom market than for our Company as a whole.
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
     Our Sales Force. We maintain an advertising sales force throughout Australia, Canada and the United Kingdom, located in markets where we have operation centers. Our advertising sales force sells available commercial advertising inventory throughout their national markets in addition to selling such inventory in their local market, which we believe affords our sales representatives an advantage over certain of their competitors. For example, an advertiser can purchase commercial advertising inventory in multiple markets from the sales representative in the locale in which the advertiser is headquartered. Our advertising sales force in Australia is comprised of approximately 22 sales representatives and managers. The number of sales representatives in an individual market ranges up to 10 depending on the size of the market and the number of potential national and regional advertising clients headquartered in the market. Specialized programs and marketing campaigns, which support nationwide sales and other special forms of advertising, are managed from our Australian headquarters in Sydney. In Canada, we currently have a corporate and sales office in Toronto and marketing offices in Montreal, Vancouver, Edmonton and Calgary, as well as U.S. based sales representatives. Our Canadian sales force, including sales management, currently consists of approximately 17 people. We intend to continue to expand our Canadian sales force as our operations expand. Our United Kingdom sales staff, including sales management, currently consists of approximately seven employees located in London and we intend to expand the sales staff further in the future.

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
Our Strategy
     Our objective is to become the leading aggregator of premium radio and television advertising inventory in the markets we serve. Key elements of our strategy include:
•	Expand the geographic markets we serve. We began our operations in Australia in 1997, commenced operations in Canada in December 2005, began broadcasting in the United Kingdom in October 2007 and completed the Unique acquisition in the United Kingdom in March 2009. We intend to continue to expand the geographic scope of the markets in which we operate, targeting markets that have: (i) large population clusters in tight geographic areas; (ii) a free market advertising culture similar to the United States; and (iii) established information centers for traffic data. We intend to leverage our existing customer base of global marketers to sell our advertising inventory in the new markets that we enter, enabling advertisers to efficiently, effectively and economically reach major population centers.

•	Increase the number of network affiliates using our radio traffic reports within existing markets. Although we currently operate in eight of the largest population centers in Canada, we believe that there are substantial opportunities for continued growth in our Canadian radio network. We are currently exploring and plan to enter the remaining large markets in Canada that we find to be economically feasible. In addition, because our operations in Canada are still at a relatively early stage, there is significant opportunity for growth by adding network affiliates in our existing markets. While we continue to seek opportunities for growth in our other existing markets, our radio network penetration in Australia and United Kingdom make it unlikely that we will add significant additional stations utilizing our traffic reports in those markets.

•	Accumulate additional advertising inventory by continuing to expand the scope of our information reports. We intend to leverage our established relationships with broadcasters in the Australian, Canadian and United Kingdom markets by continuing to expand the scope of our information reports.
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

TV Reports. We have developed an infrastructure of airborne video surveillance and broadcast equipment. In addition, through agreements with various governmental agencies, we have access to over 1,500 static mounted traffic surveillance cameras in Australia and approximately 450 static mounted surveillance cameras in Canada. We use this infrastructure to offer traffic and breaking news reports to our television broadcasters and currently provide service to 14 television stations in seven Australian markets and four television stations in four Canadian markets. In many of our television markets, we provide TV reports that include proprietary video coverage from our helicopters that can cover news stories and traffic conditions at any time, subject to weather conditions and air traffic control restrictions. In addition, our access to strategically located fixed-position ground-based camera systems offer allow us to provide our network affiliates coverage of crucial traffic arteries. We intend to expand our TV reports to additional network affiliates in our Australian and Canadian markets, which would provide us with additional advertising inventory. We may also provide a similar television product to television stations in the United Kingdom although we have not yet explored the feasibility of doing so.
•	Continue to strengthen marketing, sales and inventory management operations. We continue to implement new operating strategies to increase revenue growth and drive profitability. In order to increase the percentage of our commercial advertising inventory sold in Australia and Canada, we have: (i) increased our sales force and acquired extensive research and sales and marketing materials; (ii) hired additional sales managers to better manage the activities of our sales representatives; and (iii) automated our commercial advertising inventory management system to improve inventory control and pricing. We are continuing the process of combining the “best practices” of our Australian and Canadian operations with those of our recently acquired United Kingdom operations.

•	Grow our business through strategic acquisitions. Historically, our expansion strategy has focused on organic growth. Although we expect that organic growth will continue to be a significant source of expansion, we also intend to explore growth through the acquisition of businesses that have strong relationships with broadcasters which we can leverage. For example, in April 2007, our Canadian operations acquired substantially all the assets of Wise Broadcasting Network Inc. In March 2009, we completed our acquisition of Unique, which provided radio traffic services to approximately 230 radio stations and entertainment news services to approximately 125 radio stations in the United Kingdom.

Corporate Structure
     Sales and Marketing. Our sales operations in Australia and Canada have been organized into marketing regions. A region generally has a Regional Sales Manager who oversees a sales staff charged with reaching sales goals. The Regional Sales Manager also is responsible for the direct selling of commercial advertising inventory to advertisers. A National Director of Sales has oversight responsibility for the Regional Sales Managers and maintains a selective listing of significant advertisers. By requiring the Regional Sales Managers and the National Director of Sales to maintain advertising clients in addition to their management responsibilities, we believe that our managers remain better apprised of advertising conditions. The National Director of Sales reports to the President of Australia Traffic Network, who also serves as our International Director of Sales and Training. In Canada, our Regional Sales Managers report to our National Director of Sales, who in turn reports to our International Director of Sales and Training. Our sales operations in the United Kingdom are located in London, with the sales staff reporting to the Sales Manager who, in turn, reports to the Chief Operating Officer of UK Commercial Traffic Network.
     Operations. Each of our Australian and Canadian markets is overseen by a Director of Operations who is responsible for all aspects of the day-to-day operations in a defined market or markets. Each Director of Operations is responsible for supervising all of the broadcasters, airborne reporters, producers, editors, and writers in such Director’s operation center. Moreover, the Director of Operations is responsible for maintaining day-to-day relations with network affiliates and pursuing relationships with unaffiliated stations. In addition, we employ a National Director of Operations in Australia and Canada who supervise the Directors of Operations in their country and who reports to the President of Australia Traffic Network and the President of the Canadian Traffic Network. The President of Australia Traffic Network and the President of the Canadian Traffic Network report to our Chief Executive Officer and President. In the United Kingdom, our entertainment news and the majority of our traffic reporting are outsourced to third parties. These third parties report to either the Chief Operating Officer of UK Commercial Traffic Network or the managing director of UK Traffic Network, depending on the situation. Our Highways Agency operations are managed in manner similar to our operations in Australia and Canada, with the manager of the contract reporting to senior management of UK Traffic Network. The Chief Operating Officer of UK Commercial Traffic Network and managing director of UK Traffic Network report to our Chief Executive Officer and President.
Competition
     We market our information reports to radio and television stations in Australia, Canada and the United Kingdom, where we face various sources of competition in providing our information reporting services. We believe that single market operators and groups of stations (whether or not under common ownership) that prepare and deliver their own traffic and news reports comprise our primary competition. We also face competition in Canada from Skywords, Inc., a company that provides information reporting services in exchange for network-based advertising spots using a business model similar to ours. Consolidation in the radio and television markets may create additional opportunities and economies of scale for large radio and/or television groups to provide their own services, which would pose greater competition for us. In addition to providers of broadcast reports, there are also alternative means of compiling traffic information and delivering such information to the public. Several companies throughout the world generate speed and travel time data through various technologies, including the tracking of cell phones and tracking truck fleet data. In addition, certain governmental agencies, including some state, provincial and local departments of transportation, generate selected traffic flow data through strategically positioned cameras and/or sensors that monitor traffic flow, which could be used by our competitors or accessed by consumers. Most of these traffic systems and cameras, however, were built for purposes such as infrastructure planning, road operation and road safety, and were not designed to provide real-time traffic flow information to consumers and do not provide information reporting services in a manner that engages radio listeners and television viewers. As such, we do not believe such services are directly competitive with the information reporting services we provide. However, others may view these alternative sources of traffic data as competitors, and as demand for traffic information services and technologies increase, we expect that additional new competitors may enter the market in the future.
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
     We also face competition in the sale of our commercial advertising inventory. While we compete for advertising dollars with radio and television stations, including our network affiliates, we do not believe we compete directly with such radio stations because we position our advertisements within the framework of our information reports and sell our radio commercial advertising inventory to our advertisers on a network basis. In the United Kingdom, Independent Radio News Limited operates a model similar to ours, with the primary difference being the advertising messages are attached to newscasts rather than traffic reports. In addition to radio and television stations and networks, we compete for advertising dollars with other media, including local print and other forms of communications media including newspapers, magazines, outdoor advertising, transit advertising, internet advertising, direct response advertising, yellow page directories, mobile advertising and point-of-sale advertising, among others.
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
     Mobile Traffic Network has filed for patent protection for certain location aware passive alerting applications for mobile devices. There has been no indication as to whether we will be successful in our pursuit for patent protection for these applications. To date, Mobile Traffic Network has operated at a loss.
Employees
     As a holding company, Global Traffic Network, Inc. currently employs seven individuals. Australia Traffic Network currently employs approximately 68 full-time employees, 19 part-time employees and 16 independent contractors. Of these employees and independent contractors, approximately 65 were engaged in broadcasting and operations, 25 in sales and marketing and 13 in general and administrative activities. Canadian Traffic Network currently employs approximately 55 individuals on a full-time basis, 20 on a part-time basis and six independent contractors. Of these employees, approximately 60 were engaged in broadcasting and operations, 17 in sales and marketing and four in general and administrative activities. UK Traffic Network, including its wholly owned subsidiary UK Commercial Traffic Network currently employs 29 full-time employees, two part-time employee and five independent contractors. Of these employees, 21 are employed in broadcasting operations, including Traffic Radio, nine are employed in sales and six are employed in general and administrative activities. Mobile Traffic Network currently employs five individuals. None of our employees or independent contractors are covered by a collective bargaining arrangement. We consider our relationship, and our subsidiaries’ relationships, with our employees to be satisfactory. We have never had a strike or work stoppage.
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
We have incurred operating losses in connection with our expansion of operations into Canada and the United Kingdom and may be unable to operate profitably in those markets.
     In connection with our expansion in to Canada, we have incurred net losses of approximately $160,000 for the period from May 16, 2005 (inception) through June 30, 2005, $2.6 million for the year ended June 30, 2006, $3.8 million for the year ended June 30, 2007, $3.1 million for the year ended June 30, 2008, $3.1 million for the year ended June 30, 2009 and $4.4 million for the year ended June 30, 2010. In addition, after five consecutive quarters of reduced net losses (when compared to the previous year period), our net losses in Canada during the last six months of fiscal 2009 and first six months of fiscal 2010 were significantly higher than the previous year period, due to higher costs and decreased revenue. We expect losses from our Canadian operations to continue as we continue to incur significant expenses and capital expenditures in connection with providing our service offerings, building our infrastructure and developing our base of advertisers. As of June 30, 2010, we have invested approximately $23.7 million in our Canadian subsidiary in the form of an intercompany advance. If our Canadian revenue grows more slowly than we anticipate, or if our Canadian operating expenses are higher than we expect, we may not be able to achieve, sustain or increase profitability from our Canadian operations.
     On October 19, 2006, we formed a wholly-owned subsidiary, UK Traffic Network, in anticipation of launching business operations in the United Kingdom. For the fiscal years ended June 30, 2007, 2008 and 2009, UK Traffic Network incurred net losses of approximately $0.8 million, $1.8 million and $1.8 million, respectively. Our acquisition of Unique closed effective March 1, 2009 and our consolidated United Kingdom operations continued to generate losses for the period from closing to June 30, 2009. For the year ended June 30, 2010, our consolidated United Kingdom operations generated a loss of approximately $1.3 million. In addition, business operations in the United Kingdom (and especially the Unique acquisition) requires significant management attention and financial resources that could otherwise be devoted to expanding operations in our other existing markets.
     Although our delivery of radio traffic reports in Australia has historically been profitable, we may be unable to replicate such profitable operations in Canada and the United Kingdom due to cultural differences, regulatory restrictions, economic conditions, or otherwise. If we continue to operate at a loss in Canada, or we are unable to operate profitably in the United Kingdom, we may be forced to abandon our operations in those countries without recovering the costs incurred in our expansion efforts (including the approximately $16.1 million paid to UBC in connection with our purchase of Unique), which may have a material adverse effect on our consolidated company’s financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.

There is significant risk and uncertainty surrounding our acquisition of The Unique Broadcasting Company Limited from UBC Media Group plc.
     There are numerous risks associated with our March 2009 acquisition of Unique, for which we paid total cash consideration of approximately $16.1 million. Among these risks is our lack of experience with acquisitions in general and large acquisitions in particular. Although certain members of management have experience with acquisitions of existing businesses (including traffic reporting services), our company’s only previous acquisition was that of Wise Broadcasting Network Inc., which was not material to our operations. Additional risks associated with the Unique acquisition include issues overlooked or improperly assessed during our due diligence process, loss of key employees, radio stations and/or advertisers following completion of the transaction and additional competition arising after the acquisition. In addition, despite similarities between the radio networks that we purchased in the United Kingdom and our networks in Australia and Canada, the business models are not identical and may require significant transition, which may not prove successful. Some of those differences in the existing business model of the acquired business include the variable nature of station compensation payments, the outsourcing of operations to third parties, the pre-produced and lengthier structure of commercial advertisements, the provision of traffic information to many stations in lieu of anchored reports, the sale of commercial inventory on a national network basis only, the more restrictive nature of sales limitations from the radio stations and the group approach to advertising sales. An inability to transition successfully this business model to a model that is more consistent with our Australian and Canadian operations may result in a retrospective determination that we misjudged the true value of the target company’s business. Further, it is likely that we will not be able to completely transition the acquired business to our existing model, resulting in a hybrid approach of our practices in Australia and Canada and the existing practices in the United Kingdom. In addition, the United Kingdom radio market has been in a recent sharp recession. These risks are increased by our relative inexperience in the United Kingdom market. Because we paid a high multiple of operating income for Unique, if we do not improve the performance of the acquired business, the amount of capital that we expended may be greater than the ultimate value of the acquired business. All of these potential risks may have a material adverse effect on our company’s consolidated financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.
We have incurred operating losses in connection with our formation of Mobile Traffic Network and our expansion of its operations and may be unable to operate Mobile Traffic Network profitably in the United States or elsewhere.
     On March 7, 2008, we formed Mobile Traffic Network as a wholly owned subsidiary to take advantage of the opportunities surrounding passive alerting technology to deliver information and advertising to mobile devices. As an unproven technology and business model, there are significant risks and uncertainties involving this business plan.
     Our core business of radio and television information reports is not generally technology oriented. Our initial effort to build a product utilizing our passive alerting technology was not successful. We have since licensed a third party’s application for a one-time upfront payment and a royalty on future revenues. We are currently in the process of adapting this application to our needs but may not be successful in doing so. Even if we are successful in adapting the technology, there is no assurance that the technology will work as planned. Technology dependent industries are often characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. We could be subject to claims of infringement of third party intellectual property rights, which could result in significant expense and could ultimately result in the loss of intellectual property rights. Any litigation to determine the validity of these claims, including claims arising through any contractual obligations that we may have to indemnify business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required, among other things, to pay substantial damages, cease offering our application, or obtain a license under the intellectual property rights of the third party claiming infringement, and such a license may not be available on reasonable terms or at all.
     Our intention is to initially offer traffic reports in the United States via arrangements with third parties to deliver the messages, however there is no assurance that we will be able to come to sufficient satisfactory agreements with such third parties. We may incur significant costs demonstrating the product’s functionality prior to determining that we are unable to reach satisfactory agreements. Because we do not produce traffic information in the United States, there is no assurance we will be able to enter into an agreement that will supply us with the data required to offer services. If we come to agreement with parties to deliver the traffic alerts and one or more suppliers of traffic data, those agreements may not be on terms attractive to us. Because we anticipate that our product offering will be mainly advertising supported, there is no assurance that sufficient mobile phone users will “opt in” to make our application an attractive advertising platform. Even if a critical mass of mobile phone users “opt in” to our application, we may not be successful in selling advertising opportunities on the platform to advertisers. In addition, we currently have limited operations in the United States and our experience in selling advertising is limited to commercials broadcast on radio and television, for which there is an established advertising market. Our lack of presence in the United States (including the lack of an established sales staff) will likely increase our costs, as we are unlikely to be able to take advantage of existing infrastructure.
     The market for mobile device applications and related software is competitive and reliant on technology developments and adapting to changing market demands and consumer preferences. Even if we are able to develop and commercialize our application, we may face competition from one or more companies that introduce related technologies and applications. These companies may have significantly greater financial, technical and marketing resources than we do and may be able to respond more rapidly than we can to new or emerging technologies or changes in customer demands. They may also devote greater resources to the development, promotion and sale of their products than we do. If we are able to commercialize our application but unable to compete successfully with such companies, results of operations from Mobile Traffic Network, and consequently our Company as a whole, would suffer.
     Our level of expenditure on the technology and our product offering may be significant prior to our knowing whether the product has a likelihood of success. For the year ended June 30, 2010 our losses related to Mobile Traffic Network were approximately $0.8 million on $31 thousand of revenue. For the year ended June 30, 2009, we incurred approximately $1.4 million in losses without generating any revenue. To date, our Mobile Traffic Network revenue has been insignificant and unrelated to our current business plan. If we are unable to operate Mobile Traffic Network profitably, we may be forced to abandon our operations without recovering the up-front costs incurred, which may have a material adverse effect on our company’s consolidated financial condition and results of operations and negatively impact our business prospects. The price of our common stock could decline as a result.

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
     Due to the relatively short-term nature of our Affiliate Contracts, which generally range from one to four years, and because we deliver information reports to several of our network affiliates pursuant to unwritten arrangements or expired Affiliate Contracts that may be construed as cancelable at will, we are vulnerable at all times to competition from other providers of information reporting services and from stations or groups of stations that may elect to prepare and deliver their own information reports. For example, our contracts with our two largest station group network affiliates in the United Kingdom expire during the current fiscal year. Combined, these two network affiliates represented approximately 32% of our United Kingdom radio advertising inventory as of June 30, 2010 and approximately 53% of the United Kingdom traffic network’s impacts. If we are unable to maintain a significant number of our network affiliates, either due to non-renewal of our Affiliate Contracts upon expiration or termination of unwritten arrangements with network affiliates, our commercial advertising inventory would decrease significantly, which would likely lead to significant declines in revenues.
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
     In addition, our overall business is subject to competition from existing or future entities that provide information reporting services in exchange for network-based advertising spots using a business model that is similar to ours. We currently compete with such an entity in Canada, Skywords Inc., which primarily operates in the Toronto market, but which also operates in certain other Canadian markets in which we provide our services. In addition, Independent Radio News Limited operates a model similar to ours in the United Kingdom, with the primary difference being the advertising messages are attached to newscasts rather than traffic reports. In the face of such competition, whether in Australia, Canada, the United Kingdom or any other market in which we introduce our services, we may not be able to provide information reporting services that are superior to our competitors’ or competitively priced against the services of our competitors. Even if we provide superior services, the presence of a competing service provider may lead to confusion and increase pricing competition, which may provide advertisers with additional leverage in negotiating the sale terms of our commercial advertising inventory. Such effects of competition may have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects. The price of our stock could decline as a result.

Our ability to sell commercial advertising and generate revenues may be subject to economic and industry fluctuations that are beyond our control.
     Because we generate substantially all of our revenues through the sale of commercial advertising, the success of our business is closely linked to the performance of the advertising industry. The advertising industry overall, in turn, tends to be affected by general economic conditions and is sensitive to the overall level of consumers’ disposable income within a given market. If people migrate to markets where we have a smaller or no presence, or if the general population shifts into a less desirable age or geographical demographic from an advertising perspective, advertisers may only be willing to pay lower fees for our commercial advertising inventory. A decline in general economic conditions within a market in which we operate could adversely affect advertising revenues generated from that market and, in turn, have an adverse effect on our profitability, operating results, financial conditions and the price of our common stock. We experienced such a decline in the last two quarters of the year ended June 30, 2009 as well as the first quarter of the year ended June 30, 2010.
     In addition, our business is dependent upon the performance of the highly competitive radio and television industries. We generate revenue by selling commercial advertising inventory of our network affiliate radio and television stations. Radio and television stations compete for audiences and advertising revenues with other radio and television stations, as well as with other media, such as newspapers, magazines, direct mail, satellite radio, mobile and internet based media, within their respective markets. As a result, radio and television audience ratings and market shares are subject to change, which, if adverse, may result in a reduction of our advertising revenues. Our network affiliates’ competitors may develop services or media that are equal or superior to those our network affiliates provide or that achieve greater market acceptance and brand recognition than our network affiliates achieve. It is possible that new competitors may emerge and rapidly acquire significant market share from our network affiliates. Other variables that could adversely affect our network affiliates’ operations, and therefore potentially adversely affect our operations, include, without limitation:
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
     Radio and television stations face increasing competition from new broadcast technologies, such as internet, broadband wireless, cable television and satellite television and radio and mobile phones, and new consumer products, such as portable digital audio players and personal digital video recorders. These new technologies and alternative media platforms increasingly compete with radio and television stations for audience share and advertising revenue, and in the case of some products, allow listeners and viewers to avoid traditional commercial advertisements. We are unable to predict the effect such technologies and related services and products will have on the radio and television broadcasting industry, but the capital expenditures required for us to implement such technologies could be substantial and other companies employing such technologies could compete with our radio and television affiliates.
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
     Austereo Pty Limited (“Austereo”), one of our network affiliates, is the largest radio broadcaster in Australia and, as of June 30, 2010, provided us with approximately 20% of the Australian radio commercial advertising inventory (approximately 25% of such inventory from stations in our five largest Australian markets). When sold to advertisers, this radio commercial advertising inventory accounts for a material amount of our Australian revenues. Effective July 1, 2008, we entered into a four year agreement under which we which we provide regularly-scheduled radio traffic reports to and receive radio traffic report and radio news report inventory from ten Australian radio stations operated by Austereo in Sydney, Melbourne, Brisbane, Adelaide and Perth. Australian Radio Network Pty Limited (“ARN”), a large radio broadcaster in Australia, provided us approximately 16% of our Australian radio commercial advertising inventory (approximately 18% of the inventory in our five largest Australian markets) as of June 30, 2010. When sold to advertisers, this radio commercial advertising inventory accounts for a material amount of our Australian revenues. This inventory is provided under a four year agreement effective July 1, 2008 to provide traffic reporting services to eleven ARN stations in Sydney, Canberra, Melbourne, Brisbane and Adelaide and a two year agreement effective February 2009 to acquire news radio commercial advertising inventory from eight ARN stations in Sydney, Melbourne, Brisbane and Adelaide. In addition, via various joint ventures, Austereo and ARN operate four radio stations in Canberra (included above) and Newcastle that account for approximately an additional 1% of our commercial advertising inventory in Australia. If we are unable to retain Austereo and/or ARN as a network affiliate, the amount of our radio commercial advertising inventory would decrease significantly. As a result, we would likely experience a corresponding or greater decrease in revenues from sales of our radio commercial advertising inventory, which may be compounded by the decrease in value of our Australian advertising network as a whole due to the reduction in our Australian audience reach. This would be particularly damaging because Australia is currently our only profitable subsidiary. Should this occur, it would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.
The loss of Corus Entertainment, Inc. as one of our network affiliates in Canada would significantly decrease the amount of our commercial advertising inventory in Canada, which could have an adverse effect on our results of operations and our stock price.
     Corus Entertainment, Inc. (“Corus”), one of our Canadian network affiliates, is one of the largest radio broadcasters in Canada and its radio stations comprise approximately 38% of our affiliate network stations (excluding suburban regional stations) in Canada. Corus currently provides us with approximately 49% of the Canadian radio commercial advertising inventory we receive (excluding suburban regional stations) pursuant to a four year contract effective January 1, 2009 pursuant to which we provide traffic reporting services and receive radio traffic inventory from 22 Corus stations in Vancouver, Edmonton, Calgary, Winnipeg, Toronto, Montreal and Hamilton and an additional contract we have separately with one additional Corus station. If Corus were to not renew our agreement, and we were unable to replace their stations as network affiliates with comparable stations, we would have a significantly reduced presence in terms of amount of commercial advertising inventory and audience delivery in seven of our eight markets. If this were to occur, it would be difficult for us to become profitable in Canada which would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.
The loss of GCAP Media Services Limited or Bauer Radio Limited as one of our network affiliates in the United Kingdom would significantly decrease the amount of our commercial advertising inventory, which could have an adverse effect on our results of operations and our stock price.
     We provide traffic reporting services and receive radio commercial advertising inventory on 81 radio stations throughout the United Kingdom pursuant to a two year agreement with GCAP Media Services Limited (“Global”) that commenced November 17, 2008. The Global radio stations accounted for approximately 17% of our United Kingdom radio traffic advertising inventory as of June 30, 2010 and approximately 27% of the traffic network’s impacts. We provide traffic reporting services to, and receive radio commercial advertising inventory on, 42 radio stations throughout the United Kingdom pursuant to the terms of an agreement with Bauer Radio Limited (“Bauer”) that expired August 31, 2010. The Bauer radio stations accounted for approximately 15% of our United Kingdom radio traffic advertising inventory as of June 30, 2010 and approximately 26% of the traffic network’s impacts. We also provide entertainment news reporting services to, and receive radio commercial advertising inventory on, 42 Bauer radio stations throughout the United Kingdom pursuant to the terms of an agreement that expired August 31, 2010. The Bauer radio stations accounted for approximately 30% of our United Kingdom radio entertainment news advertising inventory as of June 30, 2010 and approximately 43% of the entertainment news network’s impacts. Our agreements with Global and Bauer are each up for renewal in 2010. Pending negotiation and execution of a renewal of our agreements with Bauer, which expired August 31, 2010, we have continued to provide service to and receive inventory from Bauer under the terms of the expired agreements. If we are unable to retain Global and/or Bauer as a network affiliate, the amount of our radio commercial advertising inventory would decrease significantly. As a result, we would likely experience a corresponding or greater decrease in revenues from sales of our radio commercial advertising inventory, which may be compounded by the decrease in value of our U.K. advertising network as a whole due to the reduction in our U.K. audience reach. This would also likely lead to an impairment of at least a portion of the intangible assets (including radio station contracts and goodwill) related to our acquisition of Unique, which had a carrying value of $17.1 million as of June 30, 2010. Should this occur, it would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.

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
     Nearly all of our expenditures are made and nearly all of our revenues are generated outside of the United States. However, we report our financial condition and results of operations in U.S. dollars. As a result, any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of revenues and expenses that we report. If foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. Such a decrease in reported U.S. sales occurred in Australia for the year ended June 30, 2009 as our Australian revenues decreased 4% when measured in U.S. dollars but increased 16% when measured in Australian dollars. Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. For example, the exchange rates to U.S. dollars from Australian dollars applicable to our income statement data for fiscal years 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 are approximately 0.8825, 0.7446, 0.8969, 0.7859, 0.7473, 0.7539, 0.7140, and 0.5850, respectively. Although we have not hedged our exposure to foreign currency exchange rate changes in the past, we may choose to do so in the future. There is no guarantee such hedging, if undertaken, will be successful.
If we fail to expand into new markets, we may be unable to increase our revenue and expand our profits in the future.
     Although our current business operations are conducted in Australia, Canada and the United Kingdom, we intend to explore future opportunities to expand our operations into additional international markets as opportunities present themselves and as our financial resources permit. Our continued growth and expansion as a company is dependent, in part, on our ability to establish relationships with radio and television stations in new international markets by developing new operations or acquiring existing operations. We have begun to explore opportunities for expansion into several European markets. To date, however, we have not contracted to provide services to any radio or television stations in any European market other than the United Kingdom and we have no commitments or agreements with respect to any stations in these markets. Despite our interest and recent activities in exploring expansion into additional international markets, there can be no assurance that we will be able to establish operations in new markets or that we will be able to finance such acquisitions or expansion in the future. There can be no assurance that we will be able to integrate successfully any acquired business or realize any operating efficiencies from any acquisition. Further, if we engage in any such strategic transaction, we may encounter unforeseen operating challenges and expenses that may require a significant amount of management time that otherwise would be devoted to running our operations, which may harm the quality of our services and products.
Inexperience in additional international markets increases the risk that international expansion efforts will not be successful.
     Expansion into international markets requires significant management attention and financial resources, and our ability to provide radio traffic reports profitably in Australia may not be indicative of our results in Canada, the United Kingdom or in any other country in which we may attempt to expand. Certain members of our management and Board of Directors have experience in operating a business similar to ours in Japan. In 1999, William L. Yde III, our Chairman, President and Chief Executive Officer, and Dale C. Arfman, a member of our Board of Directors, among others, founded Nihon (Japan) Traffic Network, a Japanese entity unrelated to us, which operated a traffic reporting service in the Japanese market (“Japan Traffic Network”). Japan Traffic Network invested significant funds in starting its Japanese operations and experienced a net loss of approximately $8 million from its inception in 1999 until January 2002, after which Japan Traffic Network ceased its operations. Gary O. Benson, another one of our directors, was a director of Japan Traffic Network. The risks and obstacles Japan Traffic Network faced in introducing operations in Japan are indicative of the types of risks and obstacles we may face generally if and when we expand into additional international markets, including:
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
     Our expansion into new Australian, Canadian, United Kingdom and other international markets and continued growth of our services in these markets may require significant additional capital resources. These future capital needs are difficult to predict. We may require additional capital in order to implement an expanded business model, to take advantage of certain opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Moreover, our day-to-day operations require the use of sophisticated equipment and technology. The maintenance and replacement of such equipment requires significant expenditures. In addition, the development of Mobile Traffic Networks’ mobile phone applications could require significant amounts of capital in order to pursue the opportunity, with no guarantee of future profitability. We used $16.1 million to fund our purchase of Unique in March 2009, including our settlement of the related contingent payment obligations. These payments constituted a significant portion of our cash on hand at the time of the closing. Although we believe that our current cash and cash equivalents and the availability of financing under our line of credit will be sufficient to fund our operations for the next 12 months, we may need to seek additional funds either by borrowing money or issuing additional equity in order to handle unforeseen contingencies or take advantage of new opportunities. As the terms and availability of financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed equity or debt financing is too high or the terms of such equity or debt financing are otherwise unacceptable in relation to the strategic opportunity we are presented with, we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business or prospects. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. Additional equity financing could result in dilution to our stockholders and the price of our common stock could decline as a result.
If we fail to manage our growth effectively by investing in the necessary infrastructure, the quality of our products and services may suffer, negatively impacting our Affiliate Contracts.
     Pursuant to our business plan, we have experienced, and continue to experience, rapid expansion of our business and operations which has placed, and will continue to place, significant demands on our management, operational, technical and financial infrastructure. Since March 2005, we have introduced advertising in radio news reports and expanded our provision of TV reports in Australia, commenced traffic operations in eight Canadian markets and acquired a competitor in Canada. In the United Kingdom, we have commenced operations of a traffic reporting service, begun providing service to the Highways Agency and acquired Unique, the largest traffic and entertainment news network in the market. Continued growth will require continued investment in personnel, facilities, technology infrastructure, and financial and management systems and controls, especially if we expand our Canadian and Mobile Traffic operations as currently contemplated. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our Affiliate Contracts and our relationships with network affiliates, potentially resulting in the termination of such Affiliate Contracts and a decrease in our commercial advertising inventory. Furthermore, expansion could result in our expenses increasing faster than our revenue, causing our operating margins to be adversely affected in the short-term and the long-term.
Aircraft operations involve risks that may not be covered by our insurance or may increase our operating costs.
     In February 2007, a helicopter owned by Canadian Traffic Network, but operated by a third-party vendor, crashed during a maintenance flight. Although none of our employees and no personnel of our network affiliates were in the helicopter at the time of the accident, and the majority of the replacement cost was covered by the third-party vendor’s insurance, the crash is an example of how the operation of aircraft inherently involves a degree of risk. Hazards such as harsh weather, mechanical failures, pilot error, acts of terrorism, crashes, collisions and emergency safety landings may impact our business and can result in personal injury, loss of life, damage to property and equipment and suspension or reduction of operations, temporarily or indefinitely. In addition, if one of our aircraft were to crash or be involved in an accident, we could be exposed to significant tort liability and substantial unforeseen expenses. Even when such hazards do not lead to injury, loss of life or damage to property and equipment, their occurrence can result in negative publicity regarding us and our industry in the markets in which we operate. Harm to our public image may, in turn, adversely affect our ability to enter into new Affiliate Contracts or renew existing Affiliate Contracts, or to arrange for the sale of our commercial advertising inventory, any of which could negatively affect our results of operations.

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
A substantial majority of our expenses are fixed and cannot be reduced in the short term.
     With the exception of commissions and bonuses paid to our sales staff and management and variable compensation to certain radio station affiliates in the United Kingdom, the vast majority of our costs are fixed regardless of the level of our revenue. Station compensation, which is our largest cost, is generally contractually obligated for a number of years at any point in time and cannot generally be modified regardless of revenues. As a result, a decrease in revenues will likely have a material adverse impact on profitability which could in turn lead to a reduction in the price of our common stock.
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
     Our success and viability is also dependent to a significant extent upon our ability to attract and retain qualified personnel in all areas of our business, especially our management, sales professionals and on-air broadcasters who become recognizable personalities for the radio and television stations for whom they deliver information reports. Although our Affiliate Contracts and/or non-competition agreements with our employees generally prevent stations from hiring our employees, there is no assurance that we will be able retain our most recognizable on-air broadcasters or that such contractual restrictions will be enforceable. Our employee relations and related labor costs may be impacted by collective bargaining arrangements, prevailing compensation structures or other employment-related matters. If we are unable to retain broadcasters or attract replacements for them, our network affiliates may become dissatisfied with our delivery of information reports potentially resulting in the cancellation of Affiliate Contracts, a subsequent reduction in commercial advertising inventory and the loss of advertising revenue.
A substantial majority of our operations are out-sourced to third parties in the United Kingdom.
     In the United Kingdom, the substantial majority of our traffic reporting services for radio stations and all of our entertainment news reporting services are out-sourced to third parties pursuant to contracts that were in place when we purchased Unique. While we spend considerable time and effort monitoring the performance of these vendors, ultimately their actions are not under our control. Among other things, it is conceivable that one or more of our vendors could cease servicing their contracts with us or go out of business altogether with little or no notice to us. In addition, the agreement governing our receipt of traffic information has a term ending December 31, 2012 and has substantial restrictions on our ability to service our traffic network affiliates directly as well as significant hurdles should we attempt to cancel the agreement, even in the case of a breach. Should important affiliates become dissatisfied with the service provided and cancel their affiliation agreements, our radio commercial advertising inventory may decrease significantly. As a result, we would likely experience a corresponding decrease in revenues from sales of our radio commercial advertising inventory, which may be compounded by the decrease in value of our U.K. advertising network as a whole due to the reduction in our U.K. audience reach. It is also possible that we would be forced to spend more money than we currently do to satisfy our network affiliates and prevent them from cancelling their contracts with us. Should this occur, it would likely have a material adverse effect on our financial condition and results of operations and negatively impact our business prospects and the price of our common stock could decline as a result.

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
     We are a Nevada corporation with executive officers and directors that reside in the United States. However, Australia Traffic Network, Canadian Traffic Network and UK Traffic Network, our subsidiaries that conduct our current operations, are organized as an Australian proprietary company, an Alberta business corporation, and a private company limited by shares incorporated in England and Wales, respectively. Because substantially all of our assets are owned by these subsidiaries and are located outside of the United States, if stockholders or other third parties obtain judgments against us in United States courts (including judgments based upon the civil liability provisions of the United States federal securities laws), they may be required to seize the equity interests of our foreign subsidiaries in satisfaction of such judgments. Because these subsidiaries are foreign entities, an attempt to seize our equity interests could be frustrated by objections raised in the applicable foreign jurisdiction to the transfer of such interests. Therefore, our stockholders and others may have difficulties in enforcing and collecting upon any potential judgments rendered against us in United States courts.
We have been, and will continue to be, required to implement and maintain additional finance and accounting systems, procedures and controls in order to satisfy requirements under the Sarbanes-Oxley Act of 2002 and the listing requirements of the NASDAQ Global Market, which will increase our costs and divert management’s time and attention.
     Laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and the listing requirements for the NASDAQ Global Market, have imposed duties on us and on our executives, directors, attorneys and independent registered public accounting firms. In order to comply with these rules, we have engaged additional outside legal, accounting and advisory services, all of which may continue to increase our operating expenses in the future. In particular, we have incurred additional administrative expenses relating to compliance with provisions of the Sarbanes-Oxley Act of 2002 which require that we implement and maintain an effective system of internal controls over financial reporting and assess the effectiveness of such internal controls in the periodic reports that we file with the Securities and Exchange Commission. Those costs were approximately $0.3 million, $0.3 million and $0.4 million for the years ended June 30, 2010, 2009 and 2008, respectively. In addition, to the extent that we qualify as an “accelerated filer” under the Securities Exchange Act of 1934 as of the last day of our fiscal year, our independent registered public accounting firm will be required to attest to our internal controls over financial reporting in our Annual Report on Form 10-K for such fiscal year. As a company with limited accounting resources, a significant amount of management’s time and attention has been diverted from our business to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.
     In the event we identify significant deficiencies or material weaknesses in our internal controls over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls over financial reporting if and when we are required to do so, investors and others may lose confidence in the reliability of our financial statements. If this occurs, the trading price of our common stock and ability to obtain any necessary equity or debt financing could suffer. In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls over financial reporting in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, we may be unable to file our periodic reports with the Securities and Exchange Commission. This would likely have an adverse affect on the trading price of our common stock and our ability to secure any necessary additional equity or debt financing, and could result in the delisting of our common stock from the NASDAQ Global Market, which would severely limit the liquidity of our common stock.
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
     As of August 31, 2010, directors and executive officers own or are able to vote in the aggregate approximately 25.2% of our issued and outstanding common stock. As such, our directors and executive officers, as stockholders, have significant influence to elect any or all of our directors, as well as influence in connection with all corporate activities, including mergers, proxy contests, tender offers or other purchases of our common stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of our common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that you do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control of us. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.
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

     Our low share price and small market capitalization may preclude certain institutional investors from holding our stock
     During the past several years, our common stock has traded for significant periods of time at below $5 per share, which is the minimum share price at which certain institutional investors are willing to own a stock. In addition, in June 2009, we were dropped from the Russell 2000 index due to our market capitalization falling below the cut-off capitalization for the index, which meant that certain mutual funds, pension funds and other institutional investors no longer hold our common stock nor will certain index funds be making purchases of our common stock in the future. A smaller pool of potential investors for our stock may decrease demand for the shares, resulting in a lower prices for our common stock than might otherwise prevail.
     Because we do not intend to pay dividends on our common stock, you must rely on stock appreciation for any return on your investment.
     We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. As a result, you must rely on stock appreciation and a liquid trading market for any return on your investment in our common stock.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We lease operation centers, broadcast studios and marketing and administrative offices in Australia, Canada and the United Kingdom. We lease approximately 11,000 square feet in the aggregate in Australia, approximately 18,000 square feet in the aggregate in Canada, approximately 4,000 square feet in the aggregate in the United Kingdom pursuant to the terms of various lease agreements. For the year ended June 30, 2010, we incurred approximately $1.2 million in facilities rental expense.
Item 3. Legal Proceedings
     From time-to-time, we are involved in various legal actions arising in the ordinary course of business. Currently, there are no legal matters pending the ultimate dispositions of which will, in the opinion of our management, have a material effect on our consolidated financial position and results of operations.
Item 4. Removed and Reserved
Part II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     As of August 31, 2010, we had 25 shareholders of record and an estimated 2,280 beneficial shareholders.
     The Company’s common stock is traded on NASDAQ Global Market under the stock symbol “GNET”. The following table sets forth the range of high and low sales prices of the Company’s the common stock on NASDAQ for the calendar quarters indicated.

	High	Low
Fiscal 2010
Quarter Ended September 30, 2009	$5.10	$3.59
Quarter Ended December 31, 2009	$5.60	$3.85
Quarter Ended March 31, 2010	$5.72	$4.23
Quarter Ended June 30, 2010	$6.39	$4.75
Fiscal 2009
Quarter Ended September 30, 2008	$10.63	$8.16
Quarter Ended December 31, 2008	$9.18	$4.28
Quarter Ended March 31, 2009	$6.19	$3.03
Quarter Ended June 30, 2009	$5.32	$2.98
The closing sales price for the Company’s common stock on August 31, 2010 was $5.12.
STOCK PERFORMANCE GRAPH
     The Securities and Exchange Commission, requires that we include in this report a line-graph presentation comparing cumulative return to our stockholders (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, or peer group index constructed by us. The following presentation compares our common stock price for the period from our first day of trading on March 24, 2006 through June 30, 2010, to the Nasdaq Composite Index and to the Dow Jones Wilshire Microcap Index.

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
Legend

Symbol	Total Returns Index For:	3/24/2006	6/30/2006	6/30/2007	6/30/2008	6/30/2009	6/30/2010
	Global Traffic Network Inc.	100.00	110.00	137.80	178.80	75.80	107.60

	NASDAQ Composite — Total Return	100.00	94.62	114.16	101.47	82.00	95.17

	Dow Jones US Wilshire MicroCap	100.00	96.41	108.12	79.64	62.65	76.41
Notes:
A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	The indexes are reweighted daily, using the market capitalization on the previous trading day.

C.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

D.	The index level for all series was set to $100.00 on 3/23/2006.
Prepared by Zacks Investment Research,Inc. Used with Permission. All rights reserved.

Dividends
     We have not paid any dividends during the fiscal years ended June 30, 2009 and 2010 or during the interim period through the date of this report, and we do not expect to pay additional cash dividends or make any other distributions in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. The payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.
Item 6. Selected Financial Data
     The selected financial data presented below should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.
     The selected financial data as of June 30, 2010, 2009, 2008, 2007 and 2006 and for the fiscal years then ended have been derived from the audited consolidated financial statements of the Company.
In thousands except per share data

	2010	2009	2008	2007	2006
Income statement data for the year ended June 30:
Revenues	$93,335	$60,337	$50,953	$31,699	$19,502
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	63,266	40,937	30,456	21,835	15,309
Selling, general and administrative expenses	21,038	15,615	15,214	10,120	6,415
Depreciation and amortization	5,326	2,547	1,500	907	587
Net operating income (loss)	3,705	1,238	3,783	(1,163)	(2,809)
Interest expense	15	39	90	170	319
Other (income)	(935)	(973)	(1,604)	(546)	(220)
Net income (loss) before taxes	4,625	2,172	5,297	(787)	(2,908)
Income tax expense	3,998	3,257	3,565	1,230	88
Net income (loss)	627	(1,085)	1,732	(2,017)	(2,996)
Income (loss) per common share:
Basic	$0.03	$(0.06)	$0.10	$(0.16)	$(0.31)
Diluted	$0.03	$(0.06)	$0.10	$(0.16)	$(0.31)
Cash dividends declared	—	—	—	—	233
In thousands
Balance sheet data at June 30:

	2010	2009	2008	2007	2006
Cash and cash equivalents	$19,564	$21,419	$37,541	$7,278	$14,649
Total assets	65,088	69,170	62,602	23,840	24,288
Long-term obligations	3,096	3,785	871	1,161	1,508
Total liabilities	16,921	21,866	13,876	9,007	8,680
Stockholders’ equity	48,167	47,304	48,726	14,833	15,608

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE OVERVIEW
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio stations in Australia, Canada and the United Kingdom and we provide traffic information reports to television stations in Australia and Canada. We also provide news information reports to radio stations in Canada, entertainment news reports to radio stations in the United Kingdom and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. We derive a substantial majority of our revenues from the sale to advertisers of commercial advertising inventory associated with these information reports. We obtain this advertising inventory from radio and television stations in exchange for information reports and/or, for certain broadcasters, cash compensation. Although we are a Nevada corporation with principal executive offices located in New York, New York, we do not provide, nor do we intend to provide traffic or news reports to radio or television stations in the United States. However, we do intend to offer our mobile traffic products to radio and television stations in the United States.
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
     The radio stations that contract to provide us with traffic and news report advertising inventory become members of our “Radio Network.” Likewise, the television stations that contract to receive our TV reports become members of our “TV Network.” Collectively, we refer to the members of these networks as our “network affiliates.” We currently offer radio traffic and television traffic reports and video footage to our network affiliates in Australia, while obtaining radio news report advertising inventory by paying cash compensation to our news network affiliates. We provide radio traffic reports and TV reports to our network affiliates in Canada, as well as news, weather, business and sports reports to our radio network affiliates on a limited basis. In the United Kingdom, we provide radio stations with traffic and entertainment news information and reports that are primarily provided through third party out-source providers that we compensate.
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
     The substantial majority of our revenues have been generated from our Australian operations, including approximately $56.5 million, or 60%, of our revenues for year ended June 30, 2010. Approximately $41.7 million, or 45% of our total revenue for fiscal 2010, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the year ended June 30, 2009, approximately $42.7 million, or 71% of our revenues, was generated by our Australian operations and approximately $32.1 million, or 53%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the year ended June 30, 2008, approximately $44.3 million, or 87% of our revenues, was generated by our Australian operations and approximately $33.9 million, or 67%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to obtain more news report inventory in Australia. We began generating revenue in Canada in 2006 and currently have operations in eight Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Ottawa, Edmonton and Winnipeg. As commercial advertising inventory generated from our Canadian operations and our expanded Australian operations increases, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenue from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We also experienced a similar lag when we began to receive news report inventory from Austereo in July 2006. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory associated with additional radio news reports in Australia and our provision of additional radio traffic reports in Canada.

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

	Australia		Canada		United Kingdom
	Leased	Owned	Leased	Owned	Leased	Owned
Fixed-wing aircraft	0	1	2	0	0	2
Helicopters	0	4	0	7	0	0
     Selling expenses include salaries and benefits for our sales personnel and commissions paid on sales of our commercial advertising inventory. General and administrative expenses consist of corporate overhead, including administrative salaries, real property lease payments, insurance, salaries and benefits for our corporate executive officers, compensation expense related to stock options and restricted stock and legal and accounting fees. Expenses other than selling expenses are generally incurred evenly over the applicable fiscal year.
Basis of Presentation
     We derive substantially all of our revenue and incur a substantial majority of our expenses from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this Form 10-K, including the financial statements, report our financial condition and results of operation in United States dollars and unless stated otherwise, all references to monetary amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for each quarterly period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the exchange rate in place at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates from Australian dollars, Canadian dollars and British pounds to United States dollars applicable to our income statement data for each of the three month periods ended June 30, 2010, 2009, and 2008, March 31, 2010, 2009 and 2008, December 31, 2009, 2008 and 2007 and September 30, 2009, 2008 and 2007 and applicable to our balance sheet data as of June 30, 2010 and 2009 are set forth below:
Australia

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2010	0.8827	June 30, 2010	0.8408
Three month period ended March 31, 2010	0.9039
Three month period ended December 31, 2009	0.9094
Three month period ended September 30, 2009	0.8340
Three month period ended June 30, 2009	0.7611	June 30, 2009	0.8064
Three month period ended March 31, 2009	0.6645
Three month period ended December 31, 2008	0.6654
Three month period ended September 30, 2008	0.8875
Three month period ended June 30, 2008	0.9444
Three month period ended March 31, 2008	0.9060
Three month period ended December 31, 2007	0.8890
Three month period ended September 30, 2007	0.8483

Canada

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2010	0.9719	June 30, 2010	0.9399
Three month period ended March 31, 2010	0.9606
Three month period ended December 31, 2009	0.9469
Three month period ended September 30, 2009	0.9115
Three month period ended June 30, 2009	0.8567	June 30, 2009	0.8604
Three month period ended March 31, 2009	0.8037
Three month period ended December 31, 2008	0.8259
Three month period ended September 30, 2008	0.9598
Three month period ended June 30, 2008	0.9902
Three month period ended March 31, 2008	0.9954
Three month period ended December 31, 2007	1.0189
Three month period ended September 30, 2007	0.9566
United Kingdom

	Exchange	Balance
Income Statement Period	Rate	Sheet Date	Exchange Rate
Three month period ended June 30, 2010	1.4917	June 30, 2010	1.4945
Three month period ended March 31, 2010	1.5614
Three month period ended December 31, 2009	1.6344
Three month period ended September 30, 2009	1.6411
Three month period ended June 30, 2009	1.5522	June 30, 2009	1.6458
Three month period ended March 31, 2009	1.4369
Three month period ended December 31, 2008	1.5681
Three month period ended September 30, 2008	1.8921
Three month period ended June 30, 2008	1.9718
Three month period ended March 31, 2008	1.9783
Three month period ended December 31, 2007	2.0438
Three month period ended September 30, 2007	2.0217
     As reflected above, the U.S. dollar was generally weaker compared to the currencies of the markets in which we operate during the year ended June 30, 2010, especially in Australia which is our largest and most profitable market. This weakening of the U.S. dollar caused our Australian and Canadian revenues and expenses to be higher than they otherwise would be if the exchange rates were consistent for both periods. The United States dollar was stronger on average throughout the course of the year ended June 30, 2010 compared to the British pound, which resulted in our revenues and expenses being lower than they otherwise would have been had exchange rates remained constant. We estimate that the impact from the currency changes in Australia, Canada and United Kingdom on our operating results for the fiscal years ended June 30, 2010 and 2009 compared to the fiscal years ended June 30, 2009 and 2008, respectively, has been to increase or (decrease) income statement data as follows:

	Year	Year
	ended	ended
	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Australia
Revenues	$9,221	$(8,690)
Operating expenses (exclusive of depreciation and amortization expense)	4,789	(4,711)
Sales, general & administrative expenses	1,849	(1,752)
Canada
Revenues	1,040	(1,042)
Operating expenses (exclusive of depreciation and amortization expense)	893	(1,113)
Sales, general & administrative expenses	314	(307)
United Kingdom
Revenues (exclusive of depreciation and amortization expense)	(436)	(2,969)
Operating expenses	(401)	(2,857)
Sales, general & administrative expenses	(56)	(322)
Australia, Canada and United Kingdom combined
Revenues	9,825	(12,701)
Operating expenses (exclusive of depreciation and amortization expense)	5,281	(8,681)
Sales, general & administrative expenses	2,107	(2,381)

     When discussing changes in income statement accounts from the year ended June 30, 2009 to the year ended June 30, 2010 and from the year ended June 30, 2008 to the year ended June 30, 2009, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. Over the past five fiscal years however, the financial impact of seasonality has been offset by the rapid revenue growth, and in certain cases, favorable exchange rate movements, as revenues for the quarter ending March 31 have exceeded revenues for the quarter ended September 30 during four of these five fiscal years, with the lone exception being the year ended June 30, 2009. Our revenues during the third fiscal quarter of 2009 were significantly impacted by a stronger U.S. dollar, which lowered our reported revenues in U.S. dollars. For similar reasons as outlined above, our fiscal fourth quarter has generated more revenue than fiscal second quarter for each of the four fiscal years ended June 30, 2009. In fiscal 2010, however, revenues for the quarter ended December 31, 2009 exceeded revenues for the quarter ended June 30, 2010. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates.
Acquisition of The Unique Broadcasting Company Limited
     On February 1, 2009, UK Traffic Network entered into a definitive share purchase agreement to acquire The Unique Broadcasting Company Limited (“Unique”) and the acquisition was completed effective March 1, 2009, at which point Unique was renamed Global Traffic Network (UK) Commercial Limited (“UK Commercial Traffic Network”). Consequently, our results for the year ended June 30, 2010 include UK Commercial Traffic Network’s operations whereas the corresponding year ended June 30, 2009 only includes four months of results for UK Commercial Traffic Network. For the year ended June 30, 2010, our net revenues and net loss attributable to UK Commercial Traffic Network were approximately $23.2 million and $(0.7) million, respectively. For the year ended June 30, 2009, our net revenues and net loss attributable to UK Commercial Traffic Network were approximately $6.6 million and $(0.4) million, respectively.
Results of Operations
Year Ended June 30, 2010 Compared With Year Ended June 30, 2009
     Revenues. Revenues increased from approximately $60.3 million for the year ended June 30, 2009 to approximately $93.3 million for the year ended June 30, 2010, an increase of approximately 54.7%. The largest portion of the increase in revenues was an increase of approximately $16.7 million from our United Kingdom operations, which was attributable to an increase of approximately $16.6 million in revenues associated with the UK Commercial Traffic Network (formerly Unique) business operations. Because we consummated our acquisition of Unique on March 1, 2009, only four months of results from the UK Commercial Traffic Network’s operations were included in our results for the comparable 2009 period. Revenues from the sale of inventory related to our Canadian operations increased approximately $2.6 million from the previous year period. The higher revenues were attributable to performance during the third and fourth quarters of fiscal 2010, in which revenues increased approximately $2.7 million compared to the year ago six month period. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian revenues increased approximately 23.7% when measured in Canadian dollars. The revenue increase in local currency was driven by an increase in the number of spots sold (attributable to more spots available for sale and higher utilization) and higher spot rates. Australian revenues increased approximately $13.8 million compared to the year ended June 30, 2009. The increase pertained solely to our radio network, as revenues on our TV network decreased approximately $0.3 million for the year. Approximately $9.1 million of the increase in radio network revenue related to our radio traffic network while our radio news network revenues increased approximately $5.0 million. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian revenues increased approximately 11.2% when measured in local currency compared to the year ended June 30, 2009. The Australian revenue increase in local currency was driven by an increase in the number of spots sold and higher spot rates compared to the previous year. The increase in spots sold was due both to having more advertising inventory available for sale as well as a higher percentage of available spots being sold compared to the previous year. Approximately $9.8 million (or approximately 30%) of the consolidated revenue increase for the year ended June 30, 2010 was due to currency fluctuations related to the weaker U.S. dollar during the period compared with the previous year. Approximately $9.2 million of the increase pertaining to currency fluctuation was attributable to our Australian operations.

     Operating expenses. Operating expenses increased from approximately $40.9 million for the year ended June 30, 2009 to approximately $63.3 million for the year ended June 30, 2010, an increase of approximately 54.8%. Approximately $12.5 million of the increase pertained to our United Kingdom operations, of which approximately $13.1 million pertained to the UK Commercial Traffic Network (formerly Unique) business operations that we acquired on March 1, 2009. Expenses from our other United Kingdom operations decreased approximately $0.6 million compared to the previous year period. The main components of the reduction in operating expenses from our pre-existing UK operations were approximately $0.3 million reduction in communications expenses related to our Highways Agency contract, which was also reflected as a reduction of revenue under the contract as well as approximately $0.3 million reduction in operating expenses from our original traffic operations. Operating expenses related to our Australian and Canadian operations increased approximately $7.4 million and $2.5 million, respectively, each primarily due to an increase in station compensation. Approximately $4.8 million and $0.9 million of the overall increase in Australian and Canadian operating expenses, respectively was due to currency movements as both the Australia and Canada dollar significantly strengthened against the U.S. dollar during the year ended June 30, 2010. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian and Canadian operating expenses increased approximately 11.8% and 21.1% respectively when measured in local currencies, mainly due to increases in station compensation.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $15.6 million for the year ended June 30, 2009 to approximately $21.0 million for the year ended June 30, 2010, an increase of approximately 34.6%. Selling, general and administrative expenses increased approximately $2.1 million in the United Kingdom due to a $2.2 million increase from the acquired UK Commercial Traffic Network (formerly Unique) business operations. Australian selling, general and administrative costs increased approximately $3.0 million for the year ended June 30, 2010. The main increases included approximately $2.0 million in sales employee remuneration, $0.3 million in administrative wages, $0.5 million in other administrative and sales expenses and $0.2 million increase in management fees which was due to currency changes and was offset on Global Traffic Network (unconsolidated parent). Approximately $1.8 million of the overall $3.0 million increase in Australian selling, general and administrative expenses related to currency fluctuations. Sales expense as a percentage of revenue in Australia increased from approximately 13.4% for the year ended June 30, 2009 to approximately 14.0% for the year ended June 30, 2010. Selling, general and administrative expenses in Canada increased approximately $0.8 million primarily due to increased sales employee costs due both to increased staffing and higher commission costs related to the increased billing for the year. Selling, general and administrative expenses of Mobile Traffic Network were reduced approximately $0.5 million compared to the year ago period as we actively reduced our staffing of this subsidiary. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $1.2 million for both the year ended June 30, 2010 and 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $2.5 million for the year ended June 30, 2009 to approximately $5.3 million for the year ended June 30, 2010. The majority of the increase pertains to amortization of the intangibles associated with the acquisition of UK Commercial Traffic Network (formerly Unique). Approximately $0.2 million of the increase related to shortening the useful lives of the Canadian Traffic Network helicopters from eight years to six years and reducing the Canadian Traffic Network helicopter engine rebuild useful lives from three years to two years. This change in estimate was made due to our flying more hours per year in Canada than originally anticipated.
     Interest expense. Interest expense decreased from approximately $39,000 for the year ended June 30, 2009 to approximately $15,000 for the year ended June 30, 2010. All of the outstanding debt balances were repaid during the period and we had no outstanding long term debt as of June 30, 2010.
     Other income. Other income decreased from approximately $1.0 million for the year ended June 30, 2009 to approximately $0.9 million for the year ended June 30, 2010. Other income consists primarily of interest income on our cash balances and the reduction is attributable mainly to lower interest rates during the current period and our reduced cash balances due to the purchase of UK Commercial Traffic Network (formerly Unique). The reduction in other income was partially mitigated by foreign currency translation income of approximately $0.1 million for the year ended June 30, 2010 compared to no foreign currency translation income or loss during the 2009 period. The foreign currency translation income resulted from the repayment of balances due to the Company by Australia Traffic Network. Intercompany balances between the Company and its subsidiaries are translated from the local currencies to U.S. dollars at each balance sheet date. To the extent these balances are intended to be ongoing, that is, settlement is neither planned nor anticipated, the translation adjustments to balance intercompany are reflected as a component of other comprehensive income. The repayment of the Australia Traffic Network intercompany balance triggered a realized foreign exchange income during the period.
     Income tax expense. Income tax expense increased from approximately $3.3 million for the year ended June 30, 2009 to approximately $4.0 million for the year ended June 30, 2010. The increase was primarily due to an increase of $1.0 million in Australia from the higher net income in the current period partially offset by approximately $0.3 million increase in the deferred tax benefit in the United Kingdom. The effective tax rate in Australia was 30.1% and 30.0% for the year ended June 30, 2010 and 2009, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. The UK Traffic Network realized approximately $0.7 million tax benefit due to the reduction of the deferred tax liability created by the acquisition of UK Commercial Traffic Network (formerly Unique), which was partially offset by the taxable income generated by UK Commercial Traffic Network during the period. UK Commercial Traffic Network’s tax expense and benefit are non-cash items due to the deferred tax liability created as part of the acquisition and the significant net operating losses of Unique that we acquired.

     Net income (loss). Net income (loss) increased from approximately $1.1 million of net loss for the year ended June 30, 2009 to net income of approximately $0.6 million for the year ended June 30, 2010. Our increase in net income is primarily attributable to an increase of approximately $2.2 million in Australia Traffic Network net income, a decrease of approximately $0.6 million in Mobile Traffic Network net loss due to expense reductions and approximately $0.5 reduction of the net loss of our consolidated UK operations. These increases in net income were partially offset by an increase in the net loss of the parent holding company that was primarily due to lower interest income in the current year and an increase in Canadian Traffic Network net loss of approximately $1.3 million. The increase in Canadian Traffic Network net loss pertained to business operations in the first half of fiscal 2010, as Canadian Traffic Network’s operations during the second half of fiscal 2010 showed a reduction in net loss of approximately $0.4 million compared to the prior year period.
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
Changes in Key Operating Statistics in Local Currencies
Australian Operations:

	Year	Year
	Ended	Ended	Percentage
	June 30,	June 30,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$63,841	$57,396	11.2%
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	33,986	30,390	11.8%
Selling, general and administrative expenses	13,231	11,706	13.0%
Depreciation and amortization expense	1,113	994	12.0%
Interest expense	17	52	(67.3)%
Other (income)	(825)	(878)	(6.0)%
Income tax expense	4,914	4,542	8.2%
Net income	11,405	10,590	7.7%
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
Canadian Operations:

	Year	Year
	Ended	Ended	Percentage
	June 30,	June 30,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$9,927	$8,023	23.7%
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	10,205	8,425	21.1%
Selling, general and administrative expenses	2,977	2,348	26.8%
Depreciation and amortization expense	1,455	881	65.2%
Interest expense	—	—	—
Other (income)	(4)	(30)	(86.7)%
Income tax expense	—	—	—
Net loss	(4,706)	(3,601)	30.7%
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

United Kingdom Operations:

	Year	Year
	Ended	Ended	Percentage
	June 30,	June 30,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	£17,301	£6,892	151.0%
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	14,544	6,706	116.9%
Selling, general and administrative expenses	2,067	751	175.2%
Depreciation and amortization expense	1,804	661	172.9%
Interest expense	—	—	—
Other (income)	(80)	(7)	1,042.9%
Income tax (benefit)	(247)	(87)	183.9%
Net loss	(787)	(1,132)	(30.5)%
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
     As reflected in Basis of Presentation, revenues were negatively impacted by unfavorable exchange rate movements in Australia and Canada during the year ended June 30, 2009. When measured in local currencies, Australian revenue increased approximately 16.4% and our Canadian revenue increased approximately 19.7%. The most significant portion of the revenues increase in Canada (when measured in local currency) was due to the sale of more spots albeit at a lower rate. The increase in the number of spots sold was primarily due to increased utilization of existing spot inventory. The most significant factors in the increase in revenues in Australia (when measured in local currency) was an increase in the average rate per advertising spot and the number of spots sold. The increase in advertising spots sold was primarily driven by obtaining additional inventory compared to the prior year period.
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
     Income tax expense. Income tax expense decreased from approximately $3.6 million for the year ended June 30, 2008 to approximately $3.3 million for the year ended June 30, 2009. The decrease was primarily due to the decreased net profit in Australia in U.S. dollars for the year ended June 30, 2009 compared to the year ended June 30, 2008 due to the changes in currency exchange rates as well as the income tax benefit in the United Kingdom discussed below. As reflected in Changes in Key Operating Statistics in Local Currencies income tax expense from our Australian operations in local currency increased approximately 15.5%. The effective tax rate in Australia was 30.0% and 30.2% for the years ended June 30, 2009 and 2008, respectively, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s tax loss carry forwards in those countries. The UK Commercial Traffic Network realized approximately $0.1 million in tax benefit due to approximately $0.2 million related to the amortization of the deferred tax liability created by the Unique acquisition offset by approximately $0.1 million tax expense related to UK Commercial Traffic Network taxable income for the period March 1, 2009 through June 30, 2009. The tax expense was a non-cash item and was offset against the deferred tax asset acquired as part of the Unique acquisition.
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
Australian Operations:

	Year	Year
	Ended	Ended	Percentage
	June 30,	June 30,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenues	$57,396	$49,323	16.4%
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	30,390	24,871	22.2%
Selling, general and administrative expenses	11,706	10,964	6.8%
Depreciation and amortization expense	994	903	10.1%
Interest expense	52	101	(48.5)%
Other (income)	(878)	(539)	62.9%
Income tax expense	4,542	3,932	15.5%
Net income	10,590	9,091	16.5%

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
Canadian Operations:

	Year	Year
	Ended	Ended	Percentage
	June 30,	June 30,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenues	$8,023	$6,701	19.7%
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	8,425	6,880	22.5%
Selling, general and administrative expenses	2,348	2,279	3.0%
Depreciation and amortization expense	881	674	30.7%
Interest expense	—	—	—
Other (income)	(30)	(18)	66.7%
Income tax expense	—	—	—
Net loss	(3,601)	(3,114)	15.6%
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
United Kingdom Operations:

	Year	Year
	Ended	Ended	Percentage
	June 30,	June 30,	Increase
Key operating statistic	2009	2008	(Decrease)
	(In thousands)	(In thousands)
Revenues	£6,892	£—	N/A
Operating expenses (exclusive of depreciation and amortization expense shown separately below)	6,706	667	905.4%
Selling, general and administrative expenses	751	201	273.6%
Depreciation and amortization expense	661	10	6,510.0%
Interest expense	—	—	—
Other (income) expense	(7)	3	(333.3)%
Income tax (benefit) expense	(87)	—	N/A
Net loss	(1,132)	(881)	28.5%
Liquidity and Capital Resources
     At June 30, 2010, our primary source of liquidity was cash and cash equivalents of approximately $19.6 million. In addition, we also had approximately $1.7 million available under our unused overdraft credit line at June 30, 2010. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. Our excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less.
     Operating activities. Cash provided by operating activities was approximately $3.1 million for the year ended June 30, 2010, due mainly to positive cash generation from operations (after net income was adjusted for non-cash expenses) that was partially offset by negative changes in working capital. The largest use of working capital was an increase in accounts receivable of approximately $2.7 million associated with the increased revenue for the year.
     Investing activities. Cash used in investing activities was approximately $4.7 million for the year ended June 30, 2010. The cash used for investing activities consisted primarily of the early settlement of the potential contingent payment obligation and settlement of the purchase price adjustment related to working capital from the Unique acquisition, and to a lesser extent capital expenditures, the majority of which was for the regularly recurring rebuilding of helicopter engines in Canada and Australia.

     Financing activities. Cash used in financing activities was approximately $0.4 million for the year ended June 30, 2010, which consisted of regularly scheduled principal amortization as well as prepayment of the remaining outstanding debt balance in December 2009.
     Effect of exchange rate changes. Cash increased approximately $0.2 million for the year ended June 30, 2010 due to changes in exchange rates.
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
     Through Australia Traffic Network, we have in place $1.7 million bank overdraft line of credit facility. Interest on amounts outstanding under the facility is variable at the ANZ Mortgage Index rate plus 0.83% (9.95% at June 30, 2010) and is secured by all assets of Australia Traffic Network. The facility contains covenants relating to dividends, liens, indebtedness, capital expenditures and interest coverage and leverage ratios. At June 30, 2010, the balance of the bank overdraft was $0 and the entire $1.7 million was available to us. The facility is denominated in Australian dollars ($2.0 million Australian dollars) and the dollar amounts above have been translated into United States dollars.
     We used the bank overdraft line of credit to finance the purchase of two additional helicopters in April 2005. In September 2005, we refinanced these helicopters under bank term loans in the original principal amount of $1.4 million. The outstanding principal amount of these term loans accrue interest at a fixed annual rate of 6.97%, and we were required to make monthly principal and interest payments under the loans of approximately $29,000. The loans, which matured on September 6, 2010, were secured by the two helicopters. We repaid the loan in full on December 31, 2009.
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
     We operate as a United States corporation with wholly-owned direct and indirect operating subsidiaries in Australia, Canada and United Kingdom. We will pay income taxes in those countries as well as in the United States. The current federal statutory tax rate is 30% in Australia while the estimated effective combined federal and provincial tax rate is approximately 28% in Canada, the estimated effective corporate tax rate in the United Kingdom is approximately 28% and the estimated federal and state tax rate in the United States is approximately 35%.

Contractual Commitments
     The table below sets forth our contractual obligations as of June 30, 2010:

	Payments due by period
		Less			More
		than	1-3	4-5	Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(in thousands)
Operating Lease Obligations	$2,360	$782	$1,040	$435	$103
Outsource Provider Obligations	7,285	2,914	4,371	—	—
Station Obligations	62,899	30,916	30,870	1,113	—

Total	$72,544	$34,612	$36,281	$1,548	$103
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
     We consider the following accounting policies to be those most important to the portrayal of our results of operations and financial condition:
     Revenue recognition. Revenues are earned and recognized at the time commercial advertisements are broadcast. Payments received in advance or amounts invoiced in advance are deferred until earned and such payments and amounts are included as a component of deferred revenue in the accompanying balance sheets. All revenues pertain to cash sales. We determine that commercial advertisements are broadcast based on the announcers’ written verification on the broadcast log or written or electronic verification from our network affiliates for advertisements they broadcast. The broadcast log is a schedule of station, time and advertiser for each report that an announcer broadcasts. The broadcast logs are generated by our scheduling department through our automated scheduling system, based on advertising sales orders and our network affiliate stations’ scheduled report times. Revenues are reported net of commissions given to third party advertising agencies that represent a majority of our advertisers. Sales taxes, goods and services taxes, value added taxes and similar charges collected by our operating subsidiaries on behalf of government authorities are not included as a component of revenue.
     Accounts receivable. Accounts receivable are recorded at the invoice amount and are not interest bearing. We perform credit evaluations of new customers and generally require no collateral. Whether an accounts receivable is past due is determined in a subjective manner based primarily on how long it has been outstanding, but taking into consideration factors such as client size, payment history and country to which the receivable relates. Goods and services tax and value added tax, which is invoiced and collected by operating subsidiaries in Australia, Canada and United Kingdom are included in accounts receivable. Fees related to credit card payments are expensed when payment for the receivable is received and have historically not been material. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant in relation to revenue. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $69,000, $150,000 and $292,000 has been established for the years ended June 30, 2010, 2009 and 2008, respectively.
     Income taxes. We have adopted the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Effective July 1, 2009, SFAS 109 was incorporated in the Codification under FASB ASC 740. Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the statement of income in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. Currently, 100% of the Canadian tax loss carry-forwards generated by us are allowed for since it is not yet reasonably certain that our operations in Canada will be profitable in the future to utilize these tax loss carry-forwards. In addition, we have made a 100% allowance for the losses of UK Traffic Network (but not UK-Commercial Traffic Network) since we are currently unable to offset these losses against the expected future profits of UK-Commercial Traffic Network, which is the subsidiary that was formerly Unique.
     In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS 109. Effective July 1, 2009, FIN 48 was incorporated in the Codification under FASB ASC 740. FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two step process. First step is recognition, in which the company determines whether it is more likely than not that a tax position will be sustained upon examination based on the merits of the position. The second step is measurement in which a tax position which meets the more likely than not threshold of the first step is measured to determine the amount of benefit to recognize in its financial statements.

     Prior to July 1, 2009, the Company considered all earnings of ATN to be indefinitely reinvested abroad and therefore did not recognize a deferred tax liability with regards to the undistributed earnings of ATN. As a result of the change in permanent investment status, GTN has recognized deferred tax liabilities for undistributed earnings and profits of ATN to date which are offset by foreign tax credit deferred tax assets.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Recent Accounting Pronouncements
     In June 2009, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” was issued which established the “FASB Accounting Standards Codification” (“Codification”) as the single source authoritative non-governmental United States generally accepted accounting principles (“U.S. GAAP”) as of July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one location. All existing accounting standard documents are superseded by Codification and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted Codification on July 1, 2009. The adoption of Codification did not have a material impact on the Company’s consolidated financial position or results of operations. Pursuant to the provisions of Codification, the Company has updated references to U.S. GAAP in its financial statements and this report 10-K issued for the year ended June 30, 2010.
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

Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents and long-term debt. We consider all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percent decrease in the interest rates we earn on these balances would reduce interest income approximately $0.2 million on an annual basis based on the balances at June 30, 2010. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. We had no outstanding long-term debt at June 30, 2010. We had an unutilized bank overdraft line of credit of approximately $1.7 million that bears interest at a variable rate. We do not see the variable interest rate long-term debt as a significant interest rate risk since we have no current plans to borrow money under the bank overdraft line of credit.
Foreign Currency Exchange Risk
     We have significant foreign subsidiaries located in Australia, Canada and the United Kingdom. The assets and liabilities of these subsidiaries are denominated in Australian dollars, Canadian dollars and British pounds, respectively, and as such are translated into United States dollars. Income statement amounts are translated from Australian dollars, Canadian dollars, or British pounds to United States dollars based on the average exchange rate for each quarterly period. Assets and liabilities are translated based on the exchange rate as of the applicable balance sheet date. Equity contribution are translated based on the exchange rate at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. We do not currently hedge for currency fluctuations with our foreign subsidiaries.
Accounts Receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 6% of our annual revenue. However, one group of advertising agencies that represents a number of the Company’s clients in Australia, United Kingdom and Canada constituted approximately 26% of the Company’s revenues for the year ended June 30, 2010 and approximately 26% of the Company’s net accounts receivable as of June 30, 2010. Another group of advertising agencies that represents a number of the Company’s clients in Australia, United Kingdom and Canada constituted approximately 12% of the Company’s revenues for the year ended June 30, 2010 and approximately 10% of the Company’s net accounts receivable as of June 30, 2010. An advertising agency that represents a number of the Company’s clients in Australia constituted approximately 12% of the Company’s revenues for the year ended June 30, 2010 and approximately 9% of the Company’s net accounts receivable as of June 30, 2010. Another group of advertising agencies that represents a number of the Company’s clients in Australia, United Kingdom and Canada constituted approximately 11% of the Company’s revenues for the year ended June 30, 2010 and approximately 10% of the Company’s net accounts receivable as of June 30, 2010. In addition to the aforementioned agencies, it is likely other advertising agencies may exceed 10% of our net revenues and/or 10% of our net receivables in the future based on the current billing levels of certain agencies. In the United Kingdom, substantially all our advertising related net revenues come from five agency groups (including one agency group placing approximately 54% of our United Kingdom advertising revenues for the year ending June 30, 2010); therefore our concentration of revenue by agency is greater in the UK market than for our Company as a whole.
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
          The consolidated financial statements and the related notes thereto of the Company are indexed on page F-1 through F-25 herein.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Disclosure controls and procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
     Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of June 30, 2010.
     BDO Audit (NSW-VIC) Pty Ltd, the independent registered certified public accounting firm that audited our financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting and has issued an attestation report on our internal control over financial reporting, which is included herein.
          Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the fourth fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Results of Operations and Financial Condition.
     The information in this Item 9B is furnished to, but not filed with, the Securities and Exchange Commission in lieu of furnishing such information pursuant to a separate Form 8-K, Item 2.02 “Results of Operations and Financial Condition.”
     On September 15, 2010, Global Traffic Network, Inc. issued a press release reporting the financial results for the three and twelve month periods ended June 30, 2010. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     The following table sets forth the name, age and positions of each of our directors, executive officers and other significant employees as of August 31, 2010:

			Independent
Name	Age	Position	Director
Directors and Executive Officers
William L. Yde III	57	Chairman, Chief Executive Officer and President	No
Scott E. Cody	44	Chief Operating Officer, Chief Financial Officer and Treasurer	—
B. William Pezzimenti	60	President and Director of Australia Traffic Network, International Director of Sales and Training	—
Gary L. Worobow	45	Executive Vice President, Business and Legal Affairs and Secretary	—
Dale C. Arfman	57	Director	No
Gary O. Benson	66	Director	Yes
Shane E. Coppola	44	Director	Yes
William M. Mower	52	Director	Yes
Stuart R. Romenesko	47	Director	Yes

Other Significant Employees
John Quinn	53	Chief Operating Officer and Director of Global Traffic Network (UK) Commercial Limited	—
Ivan N. Shulman	48	Senior Vice President Sales, President and Director of Canadian Traffic Network ULC	—

     Information with respect to the business experience and affiliations of our directors, executive officers and other significant employees as of August 31, 2010 is set forth below.
Directors and Executive Officers
     William L. Yde III was one of our co-founders and has served as our Chairman, Chief Executive Officer and President since our inception in May 2005. Mr. Yde founded The Australia Traffic Network Pty Limited in June 1997 and has served as its Chairman and Chief Executive Officer since its inception. Prior to forming The Australia Traffic Network Pty Limited, Mr. Yde founded Wisconsin Information Systems, Inc. dba Milwaukee Traffic Network in 1994, and expanded its operations to create traffic networks in Milwaukee, Oklahoma City, Omaha and Albuquerque before selling all of its assets in 1996 to Metro Networks, Inc., now a wholly-owned subsidiary of Westwood One, Inc. In 1999, Mr. Yde co-founded (Nihon) Japan Traffic Network, and served as its Chief Executive Officer and as a director from 1999 to January 2002, at which time the company suspended operations. Mr. Yde, as founder of the Company and its Chief Executive Officer and President, is invaluable to the Company’s strategic development and growth, as well as its everyday operations, and the our Board of Directors believes that he is uniquely qualified to serve as Chairman of the Board given his position as the Company’s principal executive officer since he founded the Company. In addition, Mr. Yde’s significant ownership position in the Company provides the Board with a strategic focus on maximizing shareholder value in addition to his representing management’s interests on the Board of Directors.
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
     Dale C. Arfman, a director of our Company since May 2005, was one of our co-founders and served as our Treasurer and Secretary from September 2005 to July 2009. Mr. Arfman had been with The Australia Traffic Network Pty Limited since 1999. In 1999, Mr. Arfman was a co-founder of (Nihon) Japan Traffic Network and served as its Chief Financial Officer and as a member of its Board of Directors from 1999 to January 2002, at which time the company suspended operations. From 1996 to 1999, Mr. Arfman contributed to the development of traffic networks in Oklahoma City, Albuquerque and Omaha as an officer of Wisconsin Information Systems, Inc. dba Milwaukee Traffic Network. Prior to his involvement in the traffic business, Mr. Arfman was a loan officer with Bank One Indianapolis. Our Board of Directors believes that Mr. Arfman, as a co-founder and former executive officer of the Company, is qualified to serve as a director based on his knowledge of the Company’s business operations, his involvement in the development and growth of the Company’s business in Australia, as well as his finance experience. In addition, Mr. Arfman’s percentage ownership in the Company provides him with a vested interest in its success and, consequently, a focus on maximizing shareholder value.
     Gary O. Benson has been a member of our Board of Directors since September 2005. Mr. Benson currently serves as President, Treasurer and Broker of Twin Town Realty, Inc., a real estate brokerage firm, where he has been employed since 1964. He has also served as the General Partner of Goben Enterprises LP, a general investment firm, since 1995, and as Chief Executive Officer and President of Transcontinental Acceptance Corporation, which currently engages in exercise equipment leasing, since 1995. Mr. Benson is qualified to serve as a director of the Company based on the business acumen garnered by him through his real estate development and general investment experience. Mr. Benson also acquired knowledge and experience in the Company’s business serving as a director of (Nihon) Japan Traffic Network from 1999 to 2002.

     Shane E. Coppola has been a member of our Board of Directors since June 2006. Mr. Coppola is the Chairman and Chief Executive Officer of American Skating Entertainment Centers, LLC, a company that owns and operates ice skating facilities. Mr. Coppola served as President and Chief Executive Officer of Westwood One, Inc. from May 2003 until December 2005, and served as a director of Westwood One, Inc. from October 2003 until December 2005. From May 2002 to May 2003, Mr. Coppola was the Managing Partner of Columbus Capital Partners, LLC, of which he was a founder. From September 1999 to May 2002, Mr. Coppola served as Executive Vice President of Westwood One’s Metro and Shadow Broadcasting operations. From 1992 to September 1999, Mr. Coppola was a director and Executive Vice President of Metro Networks, Inc. Mr. Coppola’s previous tenure as President, Chief Executive Officer and a director of Westwood One, Inc. and as a director and an executive officer of Metro Networks, Inc. make him uniquely qualified to serve on our Board of Directors, particularly in light of the similarities between the business operations of those companies and our own.
     William M. Mower has been a member of our Board of Directors since March 11, 2009. Mr. Mower has been engaged in the private practice of law since 1982, practicing primarily in the areas of corporate, securities and real estate law, with the Minneapolis, Minnesota law firm of Maslon Edelman Borman & Brand, LLP, which has rendered and is continuing to render legal services to the Company. Mr. Mower’s experience as a public company business and securities lawyer, including his expertise in corporate governance matters, and prior tenures serving on boards of public reporting companies, make Mr. Mower qualified to serve as a director of the Company.
     Stuart R. Romenesko has been a member of our Board of Directors since February 2007. Mr. Romenesko currently owns his own financial and management consulting firm focused in the areas of finance, operations and strategy. Mr. Romenesko served as an executive to Petters Group Worldwide, LLC from October 2002 until October 2006. From January 2000 to October 2002, Mr. Romenesko was Executive Vice President, Chief Financial Officer, co-Founder and Director of Magnum Technologies Inc. From January 1994 to June 1999, he served as Senior Vice President Finance, Chief Financial Officer, Treasurer and Assistant Secretary for ValueVision International, Inc., also known as ShopNBC. Mr. Romenesko, a Certified Public Accountant, has held various positions at both regional and international accounting firms. Mr. Romenesko was a director of Enable Holdings, Inc. (ENAB.OB) from January 2006 to March 2007. In addition, Mr. Romenesko has completed the Director Training & Certification Program offered by the UCLA Anderson School of Management. Being a Certified Public Accountant and his previous experience serving as the principal financial and accounting officer for ValueVision International, Inc., a public reporting company, qualifies Mr. Romenesko to serve on the Company’s Board of Directors and its Audit Committee as an “audit committee financial expert.” In light of his education, background and experience, his is qualified to assist the Board of Directors in overseeing the Company’s financial and accounting functions and evaluating the Company’s internal controls over financial reporting.
Other Significant Employees
     John Quinn has served as Chief Operating Officer and a member of the Board of Directors of Global Traffic Network (UK) Commercial Limited since March 1, 2009. From 2008 to February 2009, Mr. Quinn served as Chief Operating Officer of UBC Media plc, the prior owner of Global Traffic Network (UK) Commercial Limited. From 1997 to 2008, Mr. Quinn served as Commercial Director and as a board member of UBC Media plc. From 1996 to 1997, Mr. Quinn was the sales director of UBC Media plc.
     Ivan N. Shulman commenced his employment with us and was appointed Senior Vice President of Sales in May 2006 after serving as a member of our Board of Directors from September 2005 through May 2006. Mr. Shulman also serves as president of Canadian Traffic Network ULC, our Canadian subsidiary. Mr. Shulman was the owner of The Sports House from March 2003 to August 2007, prior to which time he held various positions with Metro Networks, Inc., serving most recently as the Senior Vice President of Marketing from 1997 to January 2003, Vice President of Marketing from 1995 to 1997 and Vice President of Merchandising from 1994 to 1995.
Compliance with Section 16(a) of the Exchange Act
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. With respect to transactions during the fiscal year ended June 30, 2010, Gary Benson, a director of the Company, filed a Form 4 on March 8, 2010 reporting receipt of restricted stock (exempt under Rule 16b-3) granted by the Company on March 3, 2010. In addition, Mr. Benson filed a Form 5 on September 13, 2010 reporting the August 3, 2009 sale of 52,000 shares to a trust for the benefit of Mr. Benson’s spouse and the subsequent October 6, 2009 gift of such shares, through a series of related transfers, to a limited liability company of which the sole member is a separate trust for the benefit of Mr. Benson’s spouse. Except for these transactions, and based solely on review of the copies of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company with respect to transactions during the fiscal year ended June 30, 2010, or written representations that no Forms 5 were required, the Company believes that its officers, directors and greater than ten percent shareholders complied with all applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2010.
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
Audit Committee of the Board of Directors
     The Company has established a three member audit committee within its Board of Directors that currently consists of Chairman Stuart R. Romenesko, and Messrs. Shane E. Coppola and Gary O. Benson. The audit committee operates under a written charter adopted by the Board of Directors, a current copy of which is available on the Company’s Internet website at www.globaltrafficnetwork.com (click on “Investor Relations,” and “Corporate Governance” “Committees and Charters”). As set forth in the charter, the primary responsibilities of the Audit Committee include: (i) serving as an independent and objective party to oversee the Company’s financial reporting process and internal control system; (ii) reviewing and appraising the audit performed by the Company’s independent accountants; and (iii) providing an open avenue of communication among the independent accountants, financial and senior management and the Board of Directors. The charter also requires that the audit committee, among other things, review and pre-approve the performance of all audit and non-audit accounting services to be performed by the Company’s independent accountants, other than certain de minimus exceptions permitted by Section 202 of the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that at least one member of the audit committee, Stuart R. Romenesko, is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. In addition, each member of the audit committee (including Mr. Romenesko) is an “independent director,” as such term is defined in NASDAQ Stock Market’s Marketplace Rule 5605(a)(2), and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. The Board of Directors has also determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.
Item 11. Executive Compensation
     Compensation Discussion and Analysis
     This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer and our three other most highly compensated individuals who were serving as executive officers as of June 30, 2010. These individuals are referred to in this report as the “named executive officers.”
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
     Each individual component of compensation meets some or all of our compensation goals. Base salary is designed to provide the competitive annual cash compensation required to attract and retain qualified executives. Annual bonus and non-equity incentive plan compensation are performance based awards designed to reward employees for achieving objectives on an individual and/or company wide basis. Stock options and restricted stock are intended to reward employees for long-term company performance and to align employees’ interests with the interests of our stockholders. Our compensation committee establishes objective criteria for the awarding of cash bonuses, while reserving the right to grant additional discretionary bonuses in situations it deems appropriate. The award of stock options and/or restricted stock is subjective and qualitative by nature and entirely within the discretion of our compensation committee.

     With respect to stock options and restricted stock, our compensation committee has taken into consideration the existing stock ownership of our named executive officers in an effort to tailor the application of our equity incentive compensation policies. Specifically, our compensation committee recognizes that our President and Chief Executive Officer had substantial stock ownership in our company at the time of our March 2006 initial public offering and continues to hold substantial amounts of our stock. As a result, the compensation committee determined that grants of long-term incentives to our President and Chief Executive Officer in the form of stock options and/or restricted stock are not currently necessary to align his interests with those of our stockholders and to incentivize him to execute our Company’s long-term objectives.
     Mr. B. William Pezzimenti, who serves as President and Director of Australia Traffic Network, was the only named executive officer that received non-equity incentive plan compensation in the form of monthly sales-based commissions prior to fiscal 2008. Due to the relatively mature nature of our Australian operations, the financial results of these operations were, and continue to be, highly dependant on continued sales of our commercial advertising inventory. Therefore, we believe that providing a component of incentive compensation tied directly to sales of advertising inventory is appropriate for Mr. Pezzimenti. Prior to fiscal 2008, the focus of our earlier stage Canadian operations was more varied. In addition to increasing sales production, our Canadian operations also focused on, among other things, building our infrastructure in multiple Canadian markets and developing relationships with Canadian network affiliates. As a result, we did not elect to provide commission-based non-equity incentive compensation tied to sales of advertising inventory prior to fiscal 2008. Commencing in fiscal 2008, however, we determined that the nature of our Canadian operations had matured to a level at which we wanted to encourage greater focus on our sales production. In order to do so, we established a commission-based compensation plan for Mr. Ivan Shulman, who serves as our Senior Vice President and President of Canadian Traffic Network, which is based on the performance of our Canadian operations.
     Although the Company pays Mr. Pezzimenti in Australian dollars, Mr. Pezzimenti’s compensation in this Annual Report on Form 10-K is reported in U. S. dollars. When making compensation determinations regarding Mr. Pezzimenti, our compensation committee performs its analysis in the local currency only and does not take into account portions of compensation increases (or decreases) that, when reported in U.S. dollars, are the result of currency fluctuations. From the year ended June 30, 2008 to the year ended June 30, 2009, the Australian dollar weakened significantly against the U.S. dollar, so that the decrease in Mr. Pezzimenti’s base salary from $430,520 in fiscal 2008 to $390,954 in fiscal 2009, while representing a decrease of 9% in U.S. dollars, represented an increase of 9% when measured in Australian dollars. Conversely, the Australia dollar strengthened considerably against the U.S. dollar during fiscal 2010, so that while Mr. Pezzimenti showed an increase in his base compensation of 27%, his base compensation increased only 7% when measured in Australian dollars.
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
     The charter of our compensation committee authorizes the committee to approve compensation for our Chief Executive Officer, to develop policies and programs governing the compensation of all company executives that support corporate objectives and the long-term interests of stockholders, and to administer our equity compensation plans. Because our compensation committee is expected to evaluate the performance of our executives in achieving our Company’s long-term goals and stated objectives, the compensation committee charter establishes an expectation that our compensation committee meet at least once annually and more frequently if circumstances dictate. Although our compensation committee has typically met with our Chief Executive Officer, when appropriate, such as when the compensation committee is discussing or evaluating compensation for our Chief Executive Officer, the compensation committee meets in executive session without management. Although our compensation committee is solely responsible for establishing compensation for our Chief Executive Officer, our Chief Executive Officer plays a significant role in establishing compensation received by the other named executive officers by providing periodic reports and recommendations to our compensation committee concerning the performance and compensation of these other named executive officers. In some instances, primarily in connection with the non-equity incentive plan compensation determinations, our Chief Executive Officer has established compensation and subsequently reported to the compensation committee. With the exception of our Chief Executive Officer, the named executive officers do not currently have any role in determining or recommending the form or amount of compensation that they receive.
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

     Elements of 2010 Executive Compensation
     Base Salary. The base salaries for the named executive officers were initially established pursuant to employment agreements or arrangements entered into at the commencement of the executives’ employment with our Company, which agreements have been amended to reflect extensions of the executives’ terms of employment and changes in base compensation. The base salaries for our executives are established based on the scope of their responsibilities, the level of their experience and the urgency of our need for the executive’s particular skill set, taking into account competitive market data on compensation for similar positions within public companies having a similar market capitalization as ours. Where applicable, compensation committee also takes into account the geographic scope of an executive’s responsibilities in light of the global nature of our consolidated operations. Our compensation committee reviews the base salaries of our executives on an annual basis. Subject to existing contractual obligations, salaries may be adjusted as appropriate to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Increases are considered in the context of the general trends in compensation practices, our overall annual budget and in the context of the overall compensation payable to an individual. If our compensation committee believes that increased compensation is warranted based on responsibilities and performance levels that recur from year to year (rather than individual or Company performance over the past year), the increase will generally take the form of an increase in base salary rather than a one-time bonus award. We have entered into written employment agreements with each of Messrs. William L. Yde, our Chief Executive Officer and President, Scott E. Cody, our Chief Operating Officer, Chief Financial Officer and Treasurer and Gary L. Worobow, our Executive Vice President, Business and Legal Affairs and Secretary. Compensation for Messrs. Pezzimenti and Shulman are governed by unwritten employment arrangements. These agreements and arrangements are described in this report under “Description of Employment Agreements and Arrangements, Salary, and Bonus Amounts.”
     Mr. Yde’s base salary during fiscal 2008 was $400,000. Mr. Yde’s agreement provides for a $50,000 annual increase in his base salary upon reaching certain objectives for the preceding fiscal year that is determined annually by the compensation committee or the board of directors at or near the beginning of that fiscal year. These objectives were obtained for fiscal 2008 and, accordingly, we increased his base salary from $400,000 to $450,000 effective July 1, 2008. Although Mr. Yde did not meet the applicable performance objectives for fiscal 2009, the compensation committee elected to increase Mr. Yde’s base salary effective July 1, 2009 by $25,000, from $450,000 to $475,000, primarily due to the increased operational and oversight responsibilities that resulted from the Company’s March 1, 2009 acquisition of London-based The Unique Broadcasting Company Limited (now named Global Traffic Network (UK) Commercial Limited) and the corresponding expansion of our United Kingdom business operations. Effective July 1, 2010, we increased the base salary or Mr. Yde from $475,000 to $525,000 upon reaching the objectives for the 2010 fiscal year. The objectives for Mr. Yde during fiscal 2008, fiscal 2009 and fiscal 2010 were consistent with his annual bonus objectives for those years, which are discussed below.
     Pursuant to his employment agreement, Mr. Cody’s base salary during fiscal 2008 was $300,000. Mr. Cody’s employment agreement provides for an automatic 5% increase in his base salary annually. In accordance with his agreement, Mr. Cody’s base salary was increased to $315,000 effective July 1, 2008, $330,750 effective July 1, 2009 and $347,288 effective July 1, 2010.
     Effective March 1, 2009, Mr. Worobow commenced employment at a base compensation level of $250,000. Due to Mr. Worobow’s previous position as a member of our Board of Directors and our compensation committee, a special committee of disinterested directors approved the terms of Mr. Worobow’s employment agreement, including the level of his base compensation. Mr. Worobow’s base compensation increased from $250,000 to $262,500 effective February 1, 2010 in accordance with the terms of his employment agreement. Mr. Worobow’s employment agreement calls for an automatic 5% increase in his base salary annually on February 1.
     Mr. Pezzimenti’s base compensation increased from $360,000 AUD to $480,000 AUD for fiscal 2008. As previously discussed, Mr. Pezzimenti is compensated in Australian dollars and all compensation decisions are based in his local currency without taking into account fluctuations in exchange rates. Mr. Pezzimenti’s increase for fiscal 2008 was approved by our Chief Executive Officer and President. Effective for fiscal 2009, changes in Mr. Pezzimenti’s base compensation have been approved by our compensation committee. For fiscal 2009, Mr. Pezzimenti’s base compensation was increased to $525,000 AUD. Effective July 1, 2009, Mr. Pezzimenti’s base compensation was increased to $561,000 AUD. Effective July 1, 2010, Mr. Pezzimenti’s base compensation was increased to $565,000 AUD. In each of these years, the increase in Mr. Pezzimenti’s base compensation was in recognition of his continued and consistent success in increasing Australia Traffic Networks sales from period to period.
     Pursuant to our employment arrangement with Mr. Shulman, he received base compensation of $250,000 commencing May 8, 2006, and was entitled to $50,000 annual increases on both the first and second anniversary of his employment. In accordance with this arrangement, we increased Mr. Shulman’s base salary to $300,000 and $350,000 effective May 8, 2007 and May 8, 2008, respectively. In October 2009, our compensation committee approved modifications to the terms of Mr. Shulman’s employment arrangement that involved reducing his annual base salary from $350,000 to $250,000 in conjunction with providing him with the potential to earn an increased amount of sales based incentive compensation. These modifications became effective January 1, 2010. In approving the modifications, the compensation committee believed that a greater focus on sales generated by our Canadian subsidiary was appropriate given the status of its Canadian operations and felt that shifting compensation potential from base salary to non-equity incentive compensation was therefore warranted.

     Non-Equity Incentive Plan Compensation- Annual Bonus. Our compensation committee establishes objective criteria for the awarding of cash bonuses by making bonus payments contingent on the Company satisfying certain consolidated operating profit goals for each fiscal year that are determined by the compensation committee at or near the beginning of the applicable fiscal year. Effective July 1, 2008, we amended our employment agreements with each of Messrs. Yde and Cody to reflect this bonus structure, with Mr. Yde eligible to receive an annual bonus of up to 50% of his base salary and Mr. Cody eligible to receive an annual bonus of up to $100,000. Mr. Worobow also participates in this bonus plan pursuant to the terms of his employment agreement with us and he is eligible to receive an annual bonus of up to one third of his base salary. Because Mr. Worobow’s employment commenced in March 2009, he was first eligible to earn a bonus under the plan during fiscal 2010. However, pursuant to his employment agreement, we paid Mr. Worobow a signing bonus of $20,833. We have chosen operating profits (EBITDA) as the metric on which to base cash bonus plans for eligible executives because we believe it is a key metric on which our performance is measured by investors and other third parties. Further, we have elected to tie cash bonuses under these plans to operating profits (EBITDA) on a consolidated basis, rather than market by market, because we believe it will incentivize eligible executives to focus on the results of our operations as a whole. The compensation committee has determined that annual incentive compensation for Messrs. Pezzimenti and Shulman should take the form of commission-based bonuses and bonuses related to their respective areas of authority, rather than based on the results of our consolidated operations. Consequently, they are not eligible to participate in this bonus program.
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
     The compensation committee set the target EBITDA objective for fiscal 2009 at $10.3 million. Because it was unclear as to when or if our acquisition of Unique would occur, the target was adopted based on a budget that did not take Unique’s operations into account. Consequently, the actual EBITDA for purposes of the bonus determination was to be calculated net of any impact on EBITDA resulting from Unique operations. Excluding the Unique operations, actual fiscal 2009 EBITDA was approximately $3.5 million and, based on these results, Messrs. Yde and Cody did not receive performance-based bonuses for fiscal 2009. However, the compensation committee elected to award Messrs. Yde and Cody discretionary bonuses of $112,500 and $50,000, respectively, based primarily upon the substantial efforts expended by each of them in negotiating and consummating our acquisition of Unique. To a lesser extent, the compensation committee awarded such bonuses in recognition of revenue growth in our local markets despite economic conditions that resulted in declines in revenue in such markets over the broader advertising industry.
     During fiscal 2010, our compensation committee awarded cash bonuses to Messrs. Yde, Cody and Worobow of $237,500, $100,000 and $85,417, respectively based on the Company exceeding the fiscal 2010 EBITDA goal of $5.1 million, which was set by the Board of Directors at the beginning of the fiscal year when approving the Company’s fiscal 2010 budget.
     A table summarizing the Company performance against historical EBITDA targets is set forth below:

Fiscal Year	EBITDA Target	Actual EBITDA
2008	$5.1 million	$5.3 million
2009	$10.3 million	$3.5 million	*
2010	$5.1 million	$9.1 million	**

*	Excludes the impact of the Company’s acquisition of Unique

**	Excludes impairment charge to fixed assets of $66 thousand
     For fiscal 2011, Messrs. Yde, Cody and Worobow have potential bonuses of $262,500, $100,000 and $89,322, respectively. The bonuses are based on attaining the following percentages of the Company’s EBITDA target as established by the Board of Directors. Messrs. Yde, Cody and Worobow will be entitled to receive 10% of their target bonus if the Company achieves 85% of the Company’s EBITDA target, and if actual EBITDA is greater than 85% of the target amount, each of Messrs. Yde, Cody and Worobow will be entitled to receive such 10%, plus an additional percentage equal to six times the amount by which actual EBITDA as a percentage of the target amount exceeds 85%, up to 100% of their respective bonus. Furthermore, for purposes of the bonus calculation, EBITDA shall be calculated based on actual results in local currencies translated at the exchange rates utilized for the target EBITDA approved by the Board of Directors, irrespective of the actual currency rates utilized in preparation of the Company’s financial statements.
     Non-Equity Incentive Plan Compensation — Sales Commissions and Bonuses. As referenced above, Mr. Pezzimenti receives non-equity incentive plan compensation in the form of monthly sales-based bonuses. Our Chief Executive Officer established monthly sales targets for Australia Traffic Network for the fiscal year ended June 30, 2008 and we provided monthly incentives of either approximately $11,000 or $16,000 (based on the average exchange rate for fiscal 2008) based on achieving roughly 95% and 100%, respectively, of Australia Traffic Network’s sales budget for fiscal year 2008. During fiscal 2008, Mr. Pezzimenti achieved 100% of his higher monthly sales target for all twelve months of the year. In the aggregate, Australia Traffic Network achieved approximately 108% of its cumulative monthly sales targets for fiscal 2008 and Mr. Pezzimenti received aggregate sales bonuses of approximately $188,353. The Australia Traffic Network annual target for fiscal 2008 was approximately $46.4 million AUD, which was an increase of approximately 29% over fiscal 2007 sales performance.

     For fiscal 2009, Mr. Pezzimenti continued to receive monthly sales-based bonuses of approximately $9,000 or $13,000 (based on the average exchange rate for fiscal 2009) for achieving sales targets set by our Chief Executive Officer and approved by our compensation committee. The targets for 2009 approximated 100% and 104% of Australia Traffic Network fiscal 2009 monthly sales budgets. Australia Traffic Network’s annual sales budget was approximately A$58.9 million. For fiscal 2009, Mr. Pezzimenti achieved the higher target level four times, the lower target four times and no sales bonus four times, and achieved approximately 98% of his annual sales target over the course of the entire fiscal year. For fiscal 2009, Mr. Pezzimenti received monthly sales-based bonuses totaling $92,175.
     For fiscal 2010, our compensation committee approved three “tiers” of annual Australian revenue targets for fiscal 2010, each of which corresponds with a specified percentage increase in annual revenue from the Australian operations over the fiscal 2009 period. Mr. Pezzimenti was entitled to receive monthly cash bonuses upon the Company’s Australian operations achieving monthly portions of the targeted revenue amounts. Depending on the monthly revenue target tier achieved, Mr. Pezzimenti was entitled to monthly cash bonuses of approximately $7,000, $15,000 or $20,000 (based on the average exchange rate for fiscal 2010). Mr. Pezzimenti was not entitled to receive bonus amounts for any month in which the Company’s Australian operations fail to achieve revenues corresponding to the lowest revenue target tier. However, Mr. Pezzimenti had the opportunity to “recapture” any missed monthly cash bonuses by achieving the cumulative revenue target for the quarter in which the monthly sales bonus was not achieved. Australia Traffic Network’s annual sales budget was approximately $61.1 million AUD. Mr. Pezzimenti achieved the highest of the three targets six times and the middle target the remaining six months, and achieved approximately 104% of his annual sales budget over the course of the entire fiscal year. For fiscal 2010, Mr. Pezzimenti received monthly sales-based bonuses totaling $212,436.
     For fiscal 2011, our compensation committee approved three “tiers” of annual Australian revenue targets for fiscal 2011, each of which corresponds with a specified percentage of annual revenue budget. On an annual basis, the tiers correspond to approximately 98% of budget, budget and 104% of budget. Mr. Pezzimenti will be entitled to receive monthly cash bonuses upon the Company’s Australian operations achieving monthly portions of the targeted revenue amounts. Depending on the monthly revenue target tier achieved, Mr. Pezzimenti will be entitled to monthly cash bonuses of approximately $6,000, $15,000 or $25,000 (based on the exchange rate at June 30, 2010). Mr. Pezzimenti is not entitled to receive bonus amounts for any month in which the Company’s Australian operations fail to achieve revenues corresponding to the lowest revenue target tier. However, Mr. Pezzimenti has the opportunity to “recapture” any missed monthly cash bonuses by achieving the cumulative revenue target for the quarter in which the monthly sales bonus was not achieved. Mr. Pezzimenti is paid in Australian dollars and the dollar amounts reflected above have been converted to United States dollars utilizing the exchange rate as of June 30, 2010. Due to the fixed cost nature of our business, it is anticipated that an increase in revenues will yield significant additional operating income and earnings. The compensation committee evaluates the terms of the non-equity incentive plan applicable to Mr. Pezzimenti on an annual basis and revises the terms of this plan based on their review. In addition, the compensation committee has approved two additional bonus plans for Mr. Pezzimenti. First, Mr. Pezzimenti is entitled to receive approximately $21,000 (based on the exchange rate at June 30, 2010) for each quarter during which Australia Traffic Network achieves its EBITDA target. In addition, in light of his increased responsibilities for overseeing sales for our Canadian operations, Mr. Pezzimenti is entitled to receive 15% of the amount which revenue exceeds an annual target established by our Chief Executive Officer and approved by the compensation committee. This target is in excess of the annual Canadian sales budget.
     For the fiscal year ending June 30, 2008, we established a commission-based non-equity compensation plan for Ivan Shulman, Senior Vice President of Sales that was based on the performance of our Canadian operations. Under this plan, Mr. Shulman was entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage was 1% if net revenues for the month exceeded $400,000 CAD, 2% if net revenues for the month exceeded $500,000 CAD, 3% if net revenues for the month exceeded $600,000 CAD, or 4% if net revenues for the month exceeded $700,000 CAD. The thresholds were all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned were then converted into U.S. dollars for payment to Mr. Shulman. In addition, Mr. Shulman was entitled to receive separate $100,000 cash bonus payments if Canada Traffic Network achieved positive EBITDA and positive net income prior to the allocation of corporate overhead (if any), respectively. In recognition of Canadian Traffic Network achieving net revenues in excess of $800,000 CAD for the month of June 2008, at the request of our Chief Executive Officer, the compensation committee agreed to revise the plan to pay 4.5% commission if net revenues exceeded $800,000 CAD. Mr. Shulman reached at least the minimum threshold nine times and received aggregate commissions of $175,596 under the non-equity incentive plan for fiscal 2008. EBITDA of Canada Traffic Network for the 2008 fiscal year was $(2.4) million.
     For fiscal 2009, Mr. Shulman was similarly entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s monthly net revenues provided that such net revenues exceeded certain thresholds. The applicable commission percentage was 1% if net revenues for the month exceeded $700,000 CAD, 2% if net revenues for the month exceeded $800,000 CAD, 3% if net revenues for the month exceeded $900,000 CAD, or 4% if net revenues for the month exceeded $1,000,000 CAD. Again, the thresholds were all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned were then converted into U.S. dollars for payment to Mr. Shulman. In addition, Mr. Shulman was entitled to receive an additional $100,000 cash bonus payment if Canada Traffic Network achieved positive EBITDA after payments to Mr. Shulman (including his non-equity incentive compensation). EBITDA of Canada Traffic Network less Mr. Shulman’s cash compensation for the 2009 fiscal year was $(2.8) million. For fiscal 2009, Mr. Shulman reached at least the minimum threshold five times and earned aggregate sales-based bonuses of $83,973.

     For fiscal 2010, our Chief Executive Officer established quarterly sales targets for the Company’s Canadian operations for fiscal 2010 that were approved by the compensation committee. Under this 2010 plan, Mr. Shulman was entitled to quarterly cash bonuses of $15,000, $30,000 or $45,000 based upon on the Company’s Canadian operations achieving 95%, 100% or 105% of the applicable quarterly sales target. Mr. Shulman is not entitled to receive bonus amounts for any quarter in which the Canadian operations fail to achieve at least 95% of the applicable sales target. As discussed under “Elements of 2010 Executive Compensation — Base Salary” above, in conjunction with a reduction in base salary that was effective January 1, 2010, Mr. Shulman was also entitled to receive cash “override” commissions equal to 2% of the increase in net quarterly sales of the Company’s Canadian operations over the net quarterly sales in the prior year’s corresponding quarter. In addition, Mr. Shulman was eligible to receive a 10% sales commission on certain pre-approved customer accounts. Canada’s sales budget for fiscal 2010 was approximately C$11.3 million and Mr. Shulman achieved approximately 87% of the annual budget. For fiscal year 2010, Mr. Shulman achieved 95% of applicable his quarterly sales target for two quarters, received no bonus for two quarters and received aggregate non-equity incentive compensation of $74,607. The components of Mr. Shulman’s non-equity incentive were $30,000 for reaching 95% of applicable quarterly sales targets and $44,607 in “override” commissions.
     For each of Messrs. Pezzimenti and Shulman, the sales targets established for a particular fiscal year have been determined using the sales budgets prepared by Company management as a baseline. The compensation committee reviews these budgets with management prior to their adoption and believes that they represent levels that, if achieved, will translate into operating success and increased shareholder value. To provide for meaningful incentives, the compensation committee strives to put in place sales goals that are both challenging yet achievable, and it believes that the Company’s budgets provide a baseline consistent with this approach
     Long Term Incentive Program. We believe that long term performance is achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards and, to date, our long-term compensation has consisted of stock options and restricted stock. Our stock compensation plans have been established to provide key employees, including our executive officers, with incentives to help align the employees’ interests with those of our stockholders, enabling our executive officers to participate in the long-term appreciation of our stockholder value, while personally experiencing the impact of any business setbacks, whether Company specific or industry based. Additionally, we include stock options and restricted stock in our compensation program as a means of promoting retention of key executives, which is achieved by subjecting such options and restricted stock grants to service-based vesting schedules. Options and restricted stock vest in annual installments over periods that range from three to five years, with vesting dates generally matching the anniversaries of the grant dates. Our initial grants of long-term equity-based incentive compensation following our initial public offering in March 2006, took the form of stock options. Commencing in fiscal 2008, we began granting shares of restricted stock in part to mitigate the level of dilution resulting from equity based incentives, as the equivalent level of intrinsic value may be realized through granting fewer restricted shares than the amount of shares underlying stock options. Our compensation committee determines the form that an equity-based compensation award will take on an individual basis at the time of grant.
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
     Awards to an executive officer are based upon his or her sustained performance over time, ability to impact results that drive our stockholder value, level of responsibility within the Company, potential to take on roles of increasing responsibility in our Company and competitive equity award levels for similar positions and responsibilities in public companies with comparable market capitalizations. As mentioned above, the award of stock-based compensation has remained subjective and qualitative by nature, and equity awards are not granted automatically to our executive officers on an annual basis. With respect to our President and Chief Executive Officer, we have recognized his substantial stock ownership positions in our Company and have determined that options grants are not currently necessary to align his interests with those of our stockholders and to incentivize him to execute on our Company’s long-term objectives.
     During the fiscal year ended June 30, 2008, we granted Mr. Cody 15,000 shares of restricted stock and stock options to purchase up to 50,000 shares of our common stock. The grant to Mr. Cody was made in conjunction with the board meeting roughly corresponding to the anniversary of his employment agreement with our Company and was deemed appropriate in light of his potential to impact our operating and financial results that drive the value of our stock. Mr. Shulman received 15,000 shares of restricted stock, which was made pursuant to his employment arrangement with our Company. Mr. Shulman’s employment arrangement, which was determined at the time he joined our Company, provided for grants of 50,000 share stock options at the commencement of his employment and on the first and second anniversaries thereof. Mr. Shulman agreed to receive the 15,000 share restricted stock grant in lieu of the 50,000 stock options initially contemplated. We granted Mr. Pezzimenti stock options to purchase a total of 110,000 shares of our common stock during fiscal 2008 pursuant to two separate grants. Each of these grants was discretionary in nature and designed to reward Mr. Pezzimenti for the outstanding performance of the Australia Traffic Network in light of the importance of the Company’s Australian operations to the Company’s overall performance, and to incentivize continued performance of Australia Traffic Network.
     We granted no equity stock based awards to our executive officers during fiscal 2009, although Mr. Worobow received 20,000 shares of restricted stock related to his service on our Board of Directors prior to the commencement of his employment with the Company.

     In July 2009, we granted Mr. Shulman 20,000 shares of restricted stock, and granted Messrs. Worobow and Cody options to purchase 20,000 shares and 100,000 shares of our common stock, respectively. As with previous grants, these grants were intended to more closely align our executives’ interests with those of our shareholders and they were deemed appropriate in light of each executive’s potential to impact our company’s operations over the life of the awards. In November 2009, we granted Mr. Pezzimenti 25,000 shares of restricted stock and an option to purchase 25,000 shares of our common stock. Mr. Pezzimenti’s grants were delayed so that we could fully understand the impact of newly enacted Australian legislation that changed the manner in which stock options and restricted stock recipients are taxed and diminished the attractiveness of stock options or restricted stock as a form of long term incentive compensation. As with prior grants to Mr. Pezzimenti, these grants were designed to reward Mr. Pezzimenti for the outstanding performance of the Australia Traffic Network in light of the importance of the Company’s Australian operations to the Company’s overall performance, as well as to acknowledge his increased involvement in our Canadian operations.
     In August 2010, we granted Mr. Cody options to purchase 100,000 shares of our common stock, Mr. Pezzimenti 35,000 shares of restricted stock and Mr. Worobow options to purchase 20,000 shares of our common stock and 20,000 shares of restricted stock. These grants were intended to more closely align our executives’ interests with those of our shareholders and they were deemed appropriate in light of each executive’s potential to impact our company’s operations over the life of the awards. Our compensation committee will continue to analyze the facts and circumstances surrounding these and other executives when making equity based compensation grant determinations.
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

The Compensation Committee:

Shane E. Coppola
William M. Mower
Summary Compensation Table
     The following summary compensation table reflects cash and non-cash compensation for the fiscal years ended June 30, 2010, 2009 and 2008 awarded to or earned by the named executive officers.

	Fiscal						Non- Equity
Name and	Year			Stock		Option	Incentive Plan
Principal	Ended			Awards		Awards	Compensation		All Other
Position	June 30	Salary ($)	Bonus ($)	($)(1)		($)(1)	($)		Compensation ($)		Total ($)
William L. Yde III	2010	$475,000	$—	$—		$—	$237,500	(16)	$12,000	(10)	$724,500
Chairman, President and Chief	2009	$450,000	$112,500	$—		$—	$—		$12,000	(10)	$574,500
Executive Officer	2008	$400,000	$—	$—		$—	$200,000	(14)	$12,000	(10)	$612,000

Scott E. Cody	2010	$330,750	$—	$—		$253,000	$100,000	(17)	$12,000	(10)	$695,750
Chief Financial Officer, Chief Operating	2009	$315,000	$50,000	$—		$—	$—		$12,000	(10)	$377,000
Officer and Treasurer	2008	$300,000	$—	$102,000		$189,500	$100,000	(15)	$12,000	(10)	$703,500

B. William Pezzimenti (3)	2010	$495,111	$—	$103,250		$68,175	$212,436	(4)	$—		$878,972
President and Director of Australia Traffic	2009	$390,954	$—	$—		$—	$92,175	(12)	$52,786	(5)	$535,915
Network, International Director of Sales and Training	2008	$430,520	$—	$—		$430,350	$188,353	(6)	$24,608	(5)	$1,073,831

Ivan N. Shulman	2010	$300,000	$—	$75,200		$—	$74,607	(2)	$12,000	(10)	$461,807
Senior Vice President — Sales, President and	2009	$350,000	$—	$—		$—	$83,973	(11)	$12,000	(10)	$445,973
Director of Canadian Traffic Network	2008	$307,765	$—	$102,000		$—	$175,596	(7)	$12,000	(10)	$597,361

Gary Worobow (8)	2010	$255,208	$—	$—		$50,600	$85,417	(9)	$12,000	(10)	$403,225
Executive Vice President,	2009	$83,333	$20,833	$92,000	(13)	$—	$—		$4,000	(10)	$200,166
Business and Legal Affairs	2008	$—	$—	$184,800	(13)	$—	$—		$—		$184,800

(1)	Amounts shown reflect the fair value dollar amount of grants received during period as calculated in accordance with FASB ASC 718. Such amounts are recognized for financial statement reporting purposes on a pro rated basis over the vesting period. The amounts previously reported for grants received in fiscal 2009 and 2008 reflected the expense for financial statement purposes and have been restated for purposes of this report to reflect the full fair value dollar amount of such grants. Assumptions used in calculating the fair value dollar amount of grants is included in Note 11 to our audited financial statements for the fiscal year ended June 30, 2010, which are included elsewhere in this report.

(2)	For fiscal 2010, our Chief Executive Officer established quarterly sales targets for the Company’s Canadian operations for fiscal 2010 that were approved by the compensation committee. Under this 2010 plan, Mr. Shulman was entitled to quarterly cash bonuses of $15,000, $30,000 or $45,000 based upon on the Company’s Canadian operations achieving 95%, 100% or 105% of the applicable quarterly sales target. Mr. Shulman was not entitled to receive bonus amounts for any quarter in which the Canadian operations fail to achieve at least 95% of the applicable sales target. As discussed under “Elements of 2010 Executive Compensation — Base Salary” above, in conjunction with a reduction in base salary that was effective January 1, 2010, Mr. Shulman was also entitled to receive cash “override” commissions equal to 2% of the increase in net quarterly sales of the Company’s Canadian operations over the net quarterly sales in the prior year’s corresponding quarter. In addition, Mr. Shulman was eligible to receive a 10% sales commission on certain pre-approved customer accounts.

(3)	Mr. Pezzimenti is paid in Australian dollars. For the purposes of this table, his salary, bonus, non-equity incentive plan compensation and all other compensation have been converted to United States dollars utilizing the average monthly exchange rate for the fiscal years ended June 30, 2010, 2009 and June 30, 2008, as applicable.

(4)	Represents non-equity incentive plan compensation in the form of monthly sales-based commissions. Our compensation committee approved three “tiers” of annual Australian revenue targets for fiscal 2010, each of which corresponds with a specified percentage increase in annual revenue from the Australian operations over the fiscal 2009 period. Mr. Pezzimenti was entitled to receive monthly cash bonuses upon the Company’s Australian operations achieving monthly portions of the targeted revenue amounts. Depending on the monthly revenue target tier achieved, Mr. Pezzimenti was entitled to monthly cash bonuses of approximately $7,000, $15,000 or $20,000 (based on the average exchange rate for fiscal 2010). Mr. Pezzimenti was not entitled to receive bonus amounts for any month in which the Company’s Australian operations fail to achieve revenues corresponding to the lowest revenue target tier. However, we agreed to “true-up” bonus payments on a quarterly basis such that Mr. Pezzimenti was entitled to receive the monthly bonus payments for any month within the quarter which he missed the monthly tier but achieved the quarterly tier on a cumulative basis.

(5)	Consists of automobile related costs incurred for the benefit of the employee. At the beginning of fiscal 2009 we transferred ownership to Mr. Pezzimenti of the Company’s owned automobile used by him in lieu of providing him with a company paid automobile. The compensation for fiscal 2009 represents the book value of the automobile at the time of transfer, which we believe approximated the fair value of the automobile.

(6)	Represents non-equity incentive plan compensation in the form of monthly sales bonuses. Our Chief Executive Officer established monthly sales targets for Australia Traffic Network for the fiscal year ended June 30, 2008 and provided monthly incentives of approximately $11,000 or $16,000 based on achieving these sales targets.

(7)	Represents non-equity incentive plan compensation in the form of monthly sales commissions. Mr. Shulman was entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s fiscal 2008 monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage is 1% if net revenues for the month exceed $400,000 CAD, 2% if net revenues for the month exceed $500,000 CAD, 3% if net revenues for the month exceed $600,000 CAD, 4% if net revenues for the month exceed $700,000 CAD or 4.5% if net revenues exceed $800,000 CAD. The thresholds are all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned are then converted into U.S. dollars for payment to Mr. Shulman.

(8)	Mr. Worobow served on our Board of Directors from December 8, 2006 until March 1, 2009. Effective March 1, 2009, Mr. Worobow resigned as a director and commenced employment with the Company as its Executive Vice President, Business and Legal Affairs. Compensation for periods prior to March 1, 2009 pertains to his service on our Board of Directors.

(9)	Represents a bonus equal to one third of Mr. Worobow’s fiscal 2010 base salary paid upon the Company exceeding a fiscal 2010 EBITDA goal of $5.1 million. For purposes of the bonus calculation, EBITDA is defined as operating income plus depreciation and amortization, excluding the impact of other income and expense. Actual 2010 EBITDA was approximately $9.1 million.

(10)	Consists of an additional $1,000 per month paid to executive in lieu of the Company providing medical insurance.

(11)	Represents non-equity incentive plan compensation in the form of monthly sales commissions. Mr. Shulman was entitled to receive monthly cash commissions equal to a percentage of Canada Traffic Network’s fiscal 2009 monthly net revenues provided that such net revenues exceed certain thresholds. The applicable commission percentage was 1% if net revenues for the month exceeded $700,000 CAD, 2% if net revenues for the month exceeded $800,000 CAD, 3% if net revenues for the month exceeded $900,000 CAD, or 4% if net revenues for the month exceeded $1,000,000 CAD. The thresholds were all measured in Canadian dollars, which is the functional currency of Canadian Traffic Network and the commissions earned were then converted into U.S. dollars for payment to Mr. Shulman.

(12)	Represents non-equity incentive plan compensation in the form of monthly sales bonuses. Mr. Pezzimenti received monthly sales-based bonuses of approximately $9,000 or $13,000 (based on the average exchange rate for fiscal 2009) in fiscal year 2009 for achieving sales targets set by our Chief Executive Officer. The targets for 2009 approximated 100% and 104% of Australia Traffic Network’s fiscal 2009 monthly sales budgets.

(13)	Reflects the fair value dollar amount of grants of restricted stock in accordance to FASB ASC 718 associated with Mr. Worobow’s service as a director of the Company.

(14)	Represents a bonus equal to 50% of Mr. Yde’s base salary paid upon the Company exceeding a fiscal 2008 EBITDA goal of $5.1 million. For purposes of the bonus calculation, EBITDA is defined as operating income plus depreciation and amortization, excluding the impact of other income and expense. Actual 2008 EBITDA was approximately $5.3 million.

(15)	Represents a bonus of $100,000 paid upon the Company exceeding a fiscal 2008 EBITDA goal of $5.1 million. For purposes of the bonus calculation, EBITDA is defined as operating income plus depreciation and amortization, excluding the impact of other income and expense. Actual 2008 EBITDA was approximately $5.3 million.

(16)	Represents a bonus equal to 50% of Mr. Yde’s base salary paid upon the Company exceeding a fiscal 2010 EBITDA goal of $5.1 million. For purposes of the bonus calculation, EBITDA is defined as operating income plus depreciation and amortization, excluding the impact of other income and expense. Actual 2010 EBITDA was approximately $9.1 million.

(17)	Represents a bonus of $100,000 paid based upon the Company exceeding a fiscal 2010 EBITDA goal of $5.1 million. For purposes of the bonus calculation, EBITDA is defined as operating income plus depreciation and amortization, excluding the impact of other income and expense. Actual 2008 EBITDA was approximately $9.1 million.
Compensation of Named Executive Officers
     The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our named executive officers in fiscal years 2010, 2009 and 2008. The primary elements of the named executive officers’ total compensation reported in the table are base salary, cash bonus, long-term equity incentive consisting of stock options and/or restricted stock and non-equity incentive plan compensation in the form of sales-based commissions. Our named executive officers also earned or were paid the other benefits listed in column entitled “All Other Compensation” of the Summary Compensation Table, as further described in the footnotes to the table.
     The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each named executive officer’s employment agreement, base salary and bonus is provided immediately following this paragraph. The Grants of Plan-Based Awards in Fiscal 2010 table, and the description of the material terms of the stock options and restricted stock granted in fiscal 2010 that follows it, provide information regarding the long-term equity incentives awarded to named executive officers in fiscal 2010. The Outstanding Equity Awards at Fiscal 2010 Year-End table provides further information on the named executive officers’ potential realizable value with respect to their equity awards. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our named executive officers under certain circumstances.
Description of Employment Agreements and Arrangements, Salary, and Bonus Amounts
     Employment Agreement with William L. Yde III
     Salary and Bonus. On November 18, 2005, we entered into an employment agreement with William L. Yde III, our Chief Executive Officer and President, that has a term of five years and became effective on March 29, 2006, the closing date of our initial public offering. Pursuant to this agreement, as amended to date, Mr. Yde currently receives a base salary of $525,000 per year and is entitled to $50,000 increases in his base salary on July 1 of each year provided that the Company achieves certain profit levels to be determined by the Board for the preceding fiscal year. Mr. Yde is also entitled to receive an annual performance-based bonus of up to 50% of his annual base salary for each fiscal year during the agreement’s term. The amount of each year’s bonus, if any, will be determined and paid based upon satisfaction of certain operating profit goals to be determined by our compensation committee for the applicable fiscal year and is contingent upon Mr. Yde remaining an active employee of the Company through the end of the applicable fiscal year. Mr. Yde’s employment agreement provides that unless and until the Company elects to provide its United States based employees with medical insurance, the Company will pay Mr. Yde $1,000 per month in lieu providing him with medical insurance. The agreement requires Mr. Yde to devote substantially all of his working time to our Company. Also pursuant to the agreement, our Board of Directors, in its sole discretion, may grant Mr. Yde up to 500,000 shares of our common stock (as adjusted for stock splits, stock combinations, reorganizations or similar events) if our stock has traded at an average closing sales price of $30.00 per share for 20 consecutive trading days during the term of the agreement, as reported on the NASDAQ Global Market (or such other market or exchange if our common stock is then quoted or listed on a market or exchange other than the NASDAQ Global Market).

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
     Employment Agreement with Scott E. Cody
     Salary and Bonus. On February 14, 2006, we entered into an employment agreement with Scott E. Cody, our Chief Operating Officer and Chief Financial Officer. As amended to date, the agreement has a term that expires on June 30, 2011. Pursuant to the amended agreement, Mr. Cody is currently entitled to receive a base salary of $347,288 per year and will be subject to 5% increases on July 1 of each year during the term of the agreement. Mr. Cody is also entitled to receive an annual performance-based bonus of up to $100,000 for each fiscal year during the agreement’s term. The amount of each year’s bonus, if any, will be determined and paid based upon satisfaction of certain operating profit goals to be determined by the compensation committee for the applicable fiscal year and is contingent upon Mr. Cody remaining an active employee of the Company through the end of the applicable fiscal year. Mr. Cody’s employment agreement provides that unless and until the Company elects to provide its United States based employees with medical insurance, the Company will pay Mr. Cody $1,000 per month in lieu providing him with medical insurance. The employment agreement, as amended, requires Mr. Cody to devote substantially all of his working time to our Company.
     Equity-based Incentives. In connection with entering into the employment agreement, our Board of Directors approved a grant to Mr. Cody of an option to purchase 100,000 shares of our common stock. This option, which was granted on March 23, 2006 (the effective date of our initial public offering), has an exercise price equal to $5.00 (the initial public offering price) and vested over three years with 33,334 shares vesting on March 23, 2007 and 33,333 shares vesting on each of March 23, 2008 and March 23, 2009. In addition, on March 29, 2007, upon approval by the compensation committee of the Board of Directors, we granted Mr. Cody stock options to purchase an additional 100,000 shares of our common stock at an exercise price equal to $5.25 per share. The option vested over three years with 33,333 shares vesting on each of March 29, 2008 and 2009, and 33,334 shares vesting on March 29, 2010. On March 12, 2008, upon approval of the compensation committee of the Board of Directors, we granted Mr. Cody 15,000 restricted shares of our common stock and stock options to purchase an additional 50,000 shares of our common stock at an exercise price equal to $6.80 per share. The option vests over three years with 16,666 shares vesting on March 12, 2009, and 16,667 shares vesting on each of March 12, 2010 and 2011. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three equal annual installments of 5,000 shares each on March 12, 2009, 2010 and 2011. On July 9, 2009, upon approval by the compensation committee of the Board of Directors, we granted Mr. Cody stock options to purchase an additional 100,000 shares of our common stock at an exercise price equal to $3.76 per share. The option vests over three years with 33,333 shares vesting on each of July 9, 2010 and 2011 and 33,334 shares vesting on July 9, 2012. On August 12, 2010, upon approval by the compensation committee of the Board of Directors, we granted Mr. Cody stock options to purchase an additional 100,000 shares of our common stock at an exercise price equal to $5.51 per share. The option vests over three years with 33,333 shares vesting on each of August 12, 2011 and 2010 and 33,334 shares vesting on August 12, 2013.
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
Employment Arrangement with Ivan N. Shulman
     Salary and Bonus. On May 3, 2006, we entered into an unwritten employment arrangement with Ivan N. Shulman that became effective on May 8, 2006, pursuant to which Mr. Shulman serves as Senior Vice President — Sales. Under his employment arrangement, we agreed to pay Mr. Shulman an initial annualized base salary of $250,000 during his first year of employment, with a $50,000 increase in base salary in each of the following two years. Effective January 1, 2010, Mr. Shulman’s base salary was reduced to $250,000 in conjunction with providing the potential for an increased amount of sales based incentive compensation. Mr. Shulman is also eligible to receive bonus compensation from time to time as determined by our Board of Directors.

     Equity-based Incentives. Pursuant to Mr. Shulman’s employment arrangement, we granted Mr. Shulman an option to purchase 50,000 shares of our common stock at an exercise price of $6.28 per share on May 8, 2006, the date on which he commenced his employment with us. We also agreed to grant Mr. Shulman similar options to purchase an additional 50,000 shares of our common stock on each of May 8, 2007 and May 8, 2008, provided that he remained an employee of ours on such dates (the May 8, 2007 option was granted at an exercise price of $7.05 per share). On March 12, 2008, in lieu of the 50,000 options to be granted on May 8, 2008, Mr. Shulman elected to receive a 15,000 share restricted stock grant. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three equal annual installments of 5,000 shares each on March 12, 2009, 2010 and 2011. In addition, Mr. Shulman was granted an additional option to purchase 50,000 shares of our common stock on December 8, 2006 at an exercise price of $4.66 per share. The exercise price of all of these options are equal to the fair market value of our common stock on the date of grant and vest or will vest in three annual installments commencing on the one-year anniversary of the date of grant. On July 9, 2009, upon approval of the compensation committee of the Board of Directors, we granted Mr. Shulman 20,000 shares of restricted stock. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three annual installments of 6,667 shares each on July 9, 2010 and 2010 and 6,666 shares on July 9, 2011.
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
     Equity-based Incentives. Mr. Pezzimenti’s equity-based compensation grants are made by our compensation committee, generally at the suggestion of our Chief Executive Officer, from time to time as deemed appropriate. At the time of our initial public offering, our Board of Directors approved a grant to Mr. Pezzimenti of an option to purchase 50,000 shares of our common stock. This option, which was granted on March 23, 2006 (the effective date of our initial public offering), has an exercise price equal to $5.00 (the initial public offering price) and vested in annual installments over three years. In addition, on October 24, 2007 and March 12, 2008, upon approval by the compensation committee, we granted Mr. Pezzimenti stock options to purchase 10,000 and 100,000 shares of our common stock at exercises price equal to $6.68 per share and $6.80 per share, respectively. The October 24, 2007 options vests in annual installments over three years. The March 12, 2008 options vest in annual installments over five years. On November 9, 2009, upon approval of the compensation committee, we granted Mr. Pezzimenti 25,000 restricted shares of our common stock and stock options to purchase an additional 25,000 shares of our common stock at an exercise price equal to $4.13 per share. The option vests over three years with 8,334 shares vesting on November 9, 2010, and 8,333 shares vesting on each of November 9, 2010 and 2011. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three annual installments of 8,334 shares on November 9, 2010 and 8,333 shares each on November 9, 2011 and 2012. The exercise prices of all of these options are equal to the fair market value of our common stock on the date of grant.
     Confidentiality, Non-competition and Non-solicitation. We have entered into an agreement with Mr. Pezzimenti which provides for confidentiality, non-competition and non-solicitation covenants that will remain in effect for a period of one year following termination of Mr. Pezzimenti’s employment.
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

     Equity Based Incentives. On July 9, 2009, upon approval by the compensation committee of the Board of Directors, we granted Mr. Worobow stock options to purchase an additional 20,000 shares of our common stock at an exercise price equal to $3.76 per share. The option vests over three years with 6,667 shares vesting on each of July 9, 2010 and 2011 and 6,666 shares vesting on July 9, 2012. On August 12, 2010, upon approval by the compensation committee of the Board of Directors, we granted Mr. Worobow stock options to purchase an additional 20,000 shares of our common stock at an exercise price equal to $5.51 per share and 20,000 shares of restricted stock. The option and restricted shares both vest over three years with 6,667 shares of each vesting on each of August 12, 2011 and 2010 and 6,666 shares of each vesting on August 12, 2013.
     In addition, Mr. Worobow has received the following equity based incentives in regard to his previous service on our Board of Directors. On December 8, 2006, we granted Mr. Worobow stock options to purchase 50,000 shares of our common stock at an exercise price of $4.66 per share. These options vested over three years with 16,667 shares vesting on each of December 6, 2007 and 2008 and 16,666 shares vesting on December 6, 2009. On April 9, 2008 we granted Mr. Worobow 20,000 shares of restricted stock. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three installments of 6,667 shares each on February 20, 2009 and 2010 and 6,666 shares on February 20, 2012. On February 26, 2009, we granted Mr. Worobow 20,000 shares of restricted stock. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse in three annual installments of 6,667 shares each on February 26, 2010 and 2011 and 6,666 shares on February 26, 2012.
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
Grants of Plan-Based Awards in Fiscal 2010
     The following table sets forth information with respect to stock options and restricted stock granted to the named executive officers during the fiscal year ended June 30, 2010. All stock options and restricted stock identified in the following table were granted under the 2005 Plan, the material terms of which are described below.

			Option Awards:
		Stock Awards:	Number of	Exercise or
		Number of	Securities	Base	Grant Date
		Shares of	Underlying	Price of	Fair Value of
		Stock	Options	Option	Stock and Option
Name	Grant Date	(#)	(#)	Awards ($/Share)	Awards (1)
William L. Yde III	—	—	—	—	—
Scott E. Cody	July 9, 2009	—	100,000	$3.76	$253,000
Gary L. Worobow	July 9, 2009	—	20,000	$3.76	$50,600
Ivan N. Shulman	July 9, 2009	20,000	—	—	$75,200
B. William Pezzimenti	November 5, 2009	25,000	25,000	$4.13	$171,425

(1)	Amounts shown reflect the dollar amount recognized for financial statement reporting purposes in accordance with FASB ASC 718 that will be expensed over the vesting period. Assumptions used in calculating this amount are included in Note 11 to our audited financial statements for the fiscal year ended June 30, 2010, which are included elsewhere in this report.

Global Traffic Network, Inc. 2005 Stock Incentive Plan
     We maintain the 2005 Plan that, as amended and restated to date, authorizes the granting of stock based awards to purchase up to 1,800,000 shares of our common stock, of which a total of 1,396,730 shares were subject to outstanding option and restricted stock grants at June 30, 2010. Under the 2005 Plan, our Board of Directors or a committee of two or more non-employee directors designated by our board administers the 2005 Plan. As such, the board or compensation committee, as applicable, has the power to grant awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to our employees, directors and consultants. The types of awards that may be granted under the 2005 Plan include incentive and non-qualified stock options, restricted and unrestricted stock, stock appreciation rights, performance shares and other stock-based awards. Each award agreement will specify the number and type of award, together with any other terms and conditions as determined by the Board of Directors or committee thereof in its sole discretion.
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
Outstanding Equity Awards at 2010 Fiscal Year-End
     The following table includes certain information as of June 30, 2010 with respect to the value of all unexercised stock options and restricted shares previously awarded to the named executive officers. All stock options and restricted stock identified in the following table were granted under the 2005 Plan.

	Option Awards					Stock Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying						Market Value
	Unexercised	Unexercised				Number of Shares		of Shares
	Options	Options		Option	Option	of Stock that have		of Stock that
	(#)	(#)		Exercise	Expiration	not Vested		have not Vested
Name	Exercisable	Not exercisable		Price ($)	Date	(#)		($)(14)
William L. Yde III	—	—		—	—	—		—
Scott E. Cody	100,000	—		$5.00	March 23, 2016	—		—
Scott E. Cody	100,000	—		$5.25	March 29, 2017	—		—
Scott E. Cody	33,333	16,667	(1)	$6.80	March 12, 2018	—		—
Scott E. Cody	—	100,000	(2)	$3.76	July 9, 2019	—		—
Scott E. Cody	—	—		—	—	5,000	(3)	$26,900
B. William Pezzimenti	50,000	0		$5.00	March 23, 2016	—		—
B. William Pezzimenti	6,667	3,333	(4)	$6.68	October 24, 2017	—		—
B. William Pezzimenti	40,000	60,000	(5)	$6.80	March 12, 2018	—		—
B. William Pezzimenti	—	25,000	(6)	$4.13	November 5, 2019	—		—
B. William Pezzimenti	—	—		—	—	25,000	(7)	$134,500
Ivan N. Shulman	50,000	—		$6.28	May 8, 2016	—		—
Ivan N. Shulman	33,400	—		$4.66	December 8, 2016	—		—
Ivan N. Shulman	50,000	—		$7.05	May 8, 2017	—		—
Ivan N. Shulman	—	—		—	—	5,000	(8)	$26,900
Ivan N. Shulman	—	—		—	—	20,000	(9)	$107,600
Gary L. Worobow	50,000	—		$4.66	March 11, 2019	—		—
Gary L. Worobow	—	—		—	—	6,666	(10)(11)	$35,863
Gary L. Worobow	—	—		—	—	13,333	(12)(11)	$71,732
Gary L. Worobow	—	20,000	(13)	$3.76	July 9, 2019	—		—

(1)	Vests with respect to 16,667 shares on March 12, 2011.

(2)	Vests with respect to 33,333 shares on each of July 9, 2010 and July 9, 2011 and 33,334 shares on July 9, 2012.

(3)	Vests with respect to 5,000 shares on March 12, 2011.

(4)	Vests with respect to 3,333 shares on October 24, 2010.

(5)	Vests with respect to 20,000 shares on each on March 12, 2011, March 12, 2012 and March 12, 2013.

(6)	Vests with respect to 8,334 shares on November 5, 2010 and 8,333 shares on each of November 5, 2011 and November 5, 2012.

(7)	Vests with respect to 8,334 shares on November 5, 2010 and 8,333 shares on each of November 5, 2011 and November 5, 2012.

(8)	Vests with respect to 5,000 shares on March 12, 2011.

(9)	Vests with respect to 6,667 shares on each of July 9, 2010 and July 9, 2011 and 6,666 shares on July 9, 2012.

(10)	Vests with respect to 6,666 shares on February 20, 2011.

(11)	Granted in connection with service as non-employee director prior to commencement of employment with the Company.

(12)	Vests with respect to 6,667 shares on February 26, 2011 and 6,666 shares on February 26, 2012.

(13)	Vests with respect to 6,667 shares on July 9, 2010 and 6,666 shares on each of July 9, 2011 and July 9, 2012.

(14)	Market value is based on $5.38 per share, which was the closing price on June 30, 2010, the last day of our fiscal year.
Option Exercises and Stock Vested
     The following table sets forth information concerning each exercise of stock options and each vesting of stock, including Performance Shares, during the fiscal year ended June 30, 2010 for each Named Executive Officer:

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)
William L. Yde III	—	$—	—	$—
Scott E Cody	—	$—	5,000	$26,800
Gary L. Worobow	—	$—	13,334	$70,537
Ivan N. Shulman	—	$—	5,000	$26,800
B. William Pezzimenti	—	$—	—	$—

Potential Payments Upon Termination or Change-in-Control
     In the event we terminate Mr. Yde’s employment for “cause,” Mr. Yde will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Yde’s employment without “cause” or if Mr. Yde terminates his employment as a result of our material breach of the agreement, Mr. Yde will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for 18 months following the effective date of termination. The term “cause” under Mr. Yde’s employment agreement includes the following events: (i) Mr. Yde’s conviction of a felony; (ii) Mr. Yde’s material breach of the employment agreement; (iii) Mr. Yde’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Yde’s failure to perform his duties as our company’s President and Chief Executive Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Yde’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Yde’s employment had been terminated without “cause” as of June 30, 2010 (our most recent fiscal year end), we would have been required to make $712,500 of aggregate severance payments to Mr. Yde, which would have been payable in installments over 18 months in accordance with our normal payroll business practices but subject to compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”). Based on the increase in Mr. Yde’s base salary pursuant the terms of his employment agreement effective July 1, 2010, we would be required to make $787,500 of aggregate severance payments to Mr. Yde, which would have been payable in installments over 18 months in accordance with our normal payroll business practices, again subject to compliance with the requirements of Section 409A.
     In the event we terminate Mr. Cody’s employment for “cause,” Mr. Cody will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Cody’s employment without “cause” or if Mr. Cody terminates his employment as a result of our material breach of the employment agreement or our requiring him to report directly to anyone other than our Chief Executive Officer, President or our Board of Directors, Mr. Cody will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for the remaining term of the employment agreement. If we determine not to renew Mr. Cody’s employment agreement, we are required to provide Mr. Cody with notice of such determination six months prior to the expiration of the agreement or to continue to pay Mr. Cody his then current annualized salary for a period of six months following such expiration. The term “cause” under Mr. Cody’s employment agreement includes the following events: (i) Mr. Cody’s conviction of a felony; (ii) Mr. Cody’s material breach of the employment agreement; (iii) Mr. Cody’s material violation of a company policy that has a materially adverse effect on our company; (iv) Mr. Cody’s failure to perform his duties as our company’s Chief Financial Officer and Chief Operating Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Cody’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Cody’s employment had been terminated without “cause” as of June 30, 2010 (our most recent fiscal year end), we would have been required to make $347,288 of aggregate severance payments to Mr. Cody, which would have been payable in installments through June 30, 2011 in accordance with our normal payroll business practices but subject to compliance with the requirements of Section 409A.
     In the event we terminate Mr. Worobow’s employment for “cause,” Mr. Worobow will only be entitled to compensation and benefits accrued through the effective date of termination. In the event that we terminate Mr. Worobow’s employment without “cause” or if Mr. Worobow terminates his employment as a result of our material breach of the employment agreement or our requiring him to report directly to anyone other than our Chief Executive Officer, President or our Board of Directors, Mr. Worobow will also be entitled to severance in the form of continuation of his base salary (as adjusted for any increase earned) for the remaining term of the employment agreement. If we determine not to renew Mr. Worobow’s employment agreement, we are required to provide Mr. Worobow with notice of such determination four months prior to the expiration of the agreement or to continue to pay Mr. Worobow his then current annualized salary for a period of four months following such expiration. The term “cause” under Mr. Worobow’s employment agreement includes the following events: (i) Mr. Worobow’s conviction of a felony; (ii) Mr. Worobow’s material breach of his employment agreement which breach has not been cured following fifteen (15) days after written notice is given; or (iii) Mr. Worobow’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance. If Mr. Worobow’s employment had been terminated without “cause” as of June 30, 2010 (our most recent fiscal year end), we would have been required to make $549,336 of aggregate severance payments to Mr. Worobow, which would have been payable in installments through June 30, 2012 in accordance with our normal payroll business practices but subject to compliance with the requirements of Section 409A.
Director Compensation — Fiscal 2010

	Fees
	Earned or	Stock	Option	All Other
	Paid in	Awards	Awards	All Other
Name	Cash ($)	($)(1)	($)(1)	($)	Total ($)
Gary O. Benson(2)	$—	$114,400	$—	—	$114,400
Shane E. Coppola(2)	$—	$114,400	$—	—	$114,400
William M. Mower (2)	$—	$114,400	$—	—	$114,400
Stuart R. Romenesko(2)	$—	$114,400	$—	—	$114,400
Dale C. Arfman(2)	$—	$114,400	$—	—	$114,400

(1)	Amounts shown reflect the fair value dollar amount of grants received during period as calculated in accordance with FASB ASC 718. Such amounts are recognized for financial statement reporting purposes on a pro rated basis over the vesting period. Assumptions used in calculating this amount are included in Note 11 to our audited financial statements for the fiscal year ended June 30, 2010, which are included elsewhere in this report.

(2)	Based on $5.72 per share, which was the closing price on March 3, 2010, the date of the grant. Vests with respect to 6,667 shares each on March 3, 2011 and March 3, 2012 and 6,666 shares on March 3, 2013.

     We do not currently pay cash fees and/or retainers to directors in connection with attendance at, or participation in, board and/or committee meetings. Instead, we make annual grants of restricted stock to each of our non-employee directors in amounts determined from time to time by our compensation committee. For director terms commencing at the March 3, 2010 stockholders’ meeting, each non-employee director was granted 20,000 shares of restricted stock. The transfer and forfeiture restrictions are scheduled to lapse with respect to 6,667 of such shares on each of March 3, 2011 and March 3, 2012, and with respect to 6,666 of such shares on March 3, 2013. Director compensation will be subject to review and adjustment from time to time at the discretion of our Board of Directors.
Compensation Committee Interlocks and Insider Participation
     During the fiscal year ended June 30, 2010, the compensation committee of our Board of Directors was comprised of Messrs. Coppola and Mower. There are no relationships among these individuals, the members of the Board of Directors or executive officers of ours that require disclosure under Item 407(e)(4) of Regulation S-K promulgated under the Securities Exchange Act of 1934.
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

     The following table sets forth certain information as of June 30, 2010 with respect to the 2005 Plan.

Number of
Securities
Remaining
	Number of		Available
	Securities to be	Weighted	for Future
	Issued Upon	Average	Issuance
	Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation
Plan category	Options	Options	Plans

Equity compensation plans approved by security holders:
Amended and Restated 2005 Stock Incentive Plan	1,148,401	$5.14	271,665

Total:	1,148,401	$5.14	271,665

Equity compensation plans not approved by stockholders:
None	—	—	—

Total	—	—	—

Beneficial Ownership Table
     To our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, except as indicated by footnote and subject to community property laws where applicable. Percentage ownership is based on 18,466,824 shares outstanding as of August 31, 2010. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable as of August 31, 2010, or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Unless otherwise indicated, the address of each of the following persons is 880 Third Avenue, 6th Floor, New York, New York 10022.

	Shares		Percentage of
Name and Address of Beneficial Owner	Beneficially Owned		Total
William L. Yde III	2,222,739	(1)	12.04%
Scott E. Cody	281,666	(2)	1.50%
B. William Pezzimenti	160,000	(3)	*
Ivan N. Shulman	175,246	(4)	*
Gary L. Worobow	116,667	(5)	*
Dale C. Arfman	1,986,009	(6)	10.75%
Gary O. Benson	162,000	(7)	*
Shane E. Coppola	110,000	(8)	*
Stuart R. Romenesko	110,000	(8)	*
William M. Mower	89,000	(9)	*
All Directors and Named Executive Officers as a group (10 people)	5,363,327	(10)	27.97%
Gruber & McBaine Capital Management LLC (11)(12) 50 Osgood Place Penthouse Suite San Francisco, CA 94133	1,478,500		8.01%
T. Rowe Price Associates, Inc. (11)(13) 100 East Pratt Street 10th Floor Baltimore, MD 21202-1009	2,761,247		14.95%

*	Less than 1%

(1)	Includes 1,326,747 shares that have been pledged as security for a loan. Also includes an aggregate of 895,992 shares held by third parties which Mr. Yde has the power to vote under separate voting agreements.

(2)	Includes 5,000 shares that remain subject to transfer and forfeiture restrictions and 266,666 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(3)	Includes 60,000 shares that remain subject to transfer and forfeiture restrictions and 100,000 shares issuable upon exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(4)	Includes 18,333 shares that remain subject to transfer and forfeiture restrictions and 133,400 shares issuable upon the exercise of options are that are currently exercisable or will become exercisable within the next 60 days.

(5)	Includes 39,999 shares that remain subject to transfer and forfeiture restrictions and 56,667 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(6)	Includes 20,000 shares that remain subject to transfer and forfeiture restrictions. Also includes 19,346 shares held by spouse and 37,257 shares held in various trusts of which Mr. Arfman’s spouse is trustee.

(7)	Includes 39,999 shares that remain subject to transfer and forfeiture restrictions and 50,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days. Also includes 52,000 shares held by DMB 2009, LLC, a limited liability company of which the sole member is a trust for the benefit of Mr. Benson’s spouse.

(8)	Includes 39,999 shares that remain subject to transfer and forfeiture restrictions and 50,000 shares issuable upon the exercise of options that are currently exercisable or will become exercisable within the next 60 days.

(9)	Includes 33,333 shares that remain subject to transfer and forfeiture restrictions. Also includes 50,000 shares that Mr. Mower is trustee of certain trusts established for the benefit of children of Mr. Yde.

(10)	Includes 296,662 shares that remain subject to transfer and forfeiture restrictions and 706,733 shares issuable upon the exercise of options are that are currently exercisable or will become exercisable within the next 60 days.

(11)	Based on the most recent report filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, or the most recent Schedule 13D, 13F or 13G filed with the securities and Exchange Commission, as applicable.

(12)	Gruber & McBaine Capital Management, LLC (GMCM) is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds for the sale of shares held by GMCM. Jon D. Gruber and J. Patterson McBaine are Managers, controlling persons and portfolio managers of GMCM. The shares reflected include 1,000,580 shares held by GMCM, 442,995 shares held by Jon D. Gruber and 34,925 shares held by J. Patterson McBaine.

(15)	These securities are owned by various individual and institutional investors, including T. Rowe Price New Horizons Fund, Inc. and the T. Rowe Price Media & Telecommunications Fund, Inc., which T. Rowe Price Associates, Inc. (Price Associates) serves as investment advisor with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     In accordance with the written charter of our audit committee, our audit committee (with the concurrence of a majority of our independent directors) is responsible for reviewing policies and procedures with respect to related party transactions required to be disclosed pursuant to Item 404 of the Securities and Exchange Commission’s Regulation S-K (including transactions between the Company and its officers and directors, or affiliates of such officers or directors), and approving the terms and conditions of such related party transactions. In accordance with this responsibility, prior to entering into such related party transactions, the audit committee will meet separately to consider and, if deemed advisable, approve the entry into such arrangements. When appropriate based on the facts and circumstance of a particular proposed transaction, such consideration will be undertaken by an independent committee designated by the audit committee. We did not enter into any such related party transactions during fiscal 2010.
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

Item 14. Principal Accountant Fees and Services
Fees billed to Company by Its Independent Registered Public Accounting Firm
     The following table presents fees for professional audit services and audit services related to compliance of Sarbanes Oxley Section 404, tax services and other services rendered by BDO Audit (NSW-VIC) Pty Ltd and its member firms used in connection with its audit of the financial statements and internal control of the Company during the fiscal years ended June 30, 2010 and 2009. These fees are generally invoiced in Australian dollars and have been translated into United States dollars utilizing the exchange rates in effect when the fees were incurred.

	Fiscal Year	Fiscal Year
	Ended June 30,	Ended June 30,
	2010	2009
Audit Fees (1)	$433,623	$320,790
Audit-Related Fees (2)	6,846	11,854
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$440,649	$332,644

(1)	Audit Fees consist of fees for professional services rendered for the integrated audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above. Included in the fees is $11,854 for the fiscal year ended June 30, 2009 that were treated as acquisition costs.

(3)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(4)	All Other Fees typically consist of fees for permitted non-audit products and services provided.
     The audit committee of the Board of Directors has reviewed the services provided by BDO Audit (NSW-VIC) Pty Ltd and its member firms used in connection with its audit of the financial statements and internal control of the Company during the fiscal year ended June 30, 2010 and the fees billed for such services. After consideration, the audit committee has determined that the receipt of these fees by BDO Audit (NSW-VIC) Pty Ltd and its member firms is compatible with the provision of independent audit services. The audit committee discussed these services and fees with BDO Audit (NSW-VIC) Pty Ltd) and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board.
Pre-Approval Policy
     The written charter of the audit committee provides that all audit and non-audit accounting services that are permitted to be performed by the Company’s independent registered certified public accounting firm under applicable rules and regulations must be pre-approved by the audit committee or by designated members of the audit committee, other than with respect to de minimus exceptions permitted under the Sarbanes-Oxley Act of 2002. All services performed by our independent registered public account firm during the fiscal years ended June 30, 2010, 2009 and 2008 were pre-approved in accordance with the written charter.
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
Part IV
Item 15. Exhibits and Financial Statement Schedules
Documents filed as part of this Form 10-K:
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at June 30, 2010 and 2009
Consolidated Statements of Income for the years ended June 30, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended June 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

Financial Statement Schedule:
Not Applicable
Exhibits:

Exhibit
No.	Description
2.1	Share Purchase Agreement dated February 1, 2009 by and among UBC Media Group plc, Global Traffic Network (UK) Limited and Global Traffic Network, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 3, 2009)

2.2	Deed of Amendment to Share Purchase Agreement Relating to The Unique Broadcasting Company Limited dated July 23, 2009 by and among UBC Media Group plc, Global Traffic Network (UK) Limited and Global Traffic Network, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 28, 2009)

3.1	Articles of Incorporation of Global Traffic Network, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed February 26, 2008).

3.2	Bylaws of Global Traffic Network, Inc., a Nevada corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed February 26, 2008).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

4.2	Underwriter’s Warrant Agreement dated March 29, 2006 between Global Traffic Network, Inc. and Feltl and Company, Inc. and related Warrant Certificate. (incorporated by reference to Appendix A of Exhibit 1.1 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.1	Information Report Supply Agreement dated June 24, 2008 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited (incorporated by reference to Exhibit to the Annual Report on Form 10-K filed September 9, 2008).†

10.2	Employment Agreement dated November 18, 2005 by and between Global Traffic Network, Inc. and William L. Yde III (incorporated by reference to Exhibit 10.12 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.3	Amendment No. 1 to Employment Agreement dated July 1, 2008 between Global Traffic Network, Inc. and William L. Yde III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2008).

10.4	Employment Agreement dated February 14, 2006 by and between Global Traffic Network, Inc. and Scott E. Cody (incorporated by reference to Exhibit 10.16 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.5	Amendment No. 2 to Employment Agreement dated July 1, 2008 between Global Traffic Network, Inc. and Scott E. Cody (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 3, 2008).

10.6	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Employee Non-Qualified) (incorporated by reference to Exhibit 10.14 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.7	Form of Global Traffic Network, Inc. Stock Option Agreement (2005 Stock Incentive Plan — Director) (incorporated by reference to Exhibit 10.15 to the Form S-l registration statement of the registrant (File No. 333-130417)).

10.8	Form of Global Traffic Network, Inc. Restricted Stock Agreement (2005 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 11, 2008).

10.9	Employment Agreement dated March 1, 2009 by and between Global Traffic Network, Inc. and Gary L. Worobow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2009).

10.10	Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to Exhibit A to amended Schedule 14A filed on February 18, 2009).

Exhibit
No.	Description
10.13	Resignation and Consulting Letter Agreement dated July 25, 2009 by and between Global Traffic Network, Inc. and Dale Arfman (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 28, 2009).

10.14	Amendment effective July 1, 2009 to Information Report Supply Agreement dated June 24, 2008 by and between The Australia Traffic Network Pty Limited and Austereo Pty Limited (incorporated by reference to Exhibit 13.1 to the Annual Report on Form 10-K filed September 10, 2009).†

21.1	Subsidiaries of Global Traffic Network, Inc.

23.1	Consent of BDO Audit (NSW-VIC) Pty Ltd.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release dated September 15, 2010.

†	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act and/or Rule 24b-2 of the Exchange Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TRAFFIC NETWORK, INC.
Date: September 15, 2010	By:	/s/ Scott E. Cody
Scott E. Cody
Chief Financial Officer, Chief Operating Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Yde III William L. Yde III	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer) and Director	September 15, 2010

/s/ Scott E. Cody Scott E. Cody	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	September 15, 2010

/s/ Dale C. Arfman Dale C. Arfman	Director	September 15, 2010

/s/ Gary O. Benson Gary O. Benson	Director	September 15, 2010

/s/ Shane E. Coppola Shane E. Coppola	Director	September 15, 2010

/s/ William M. Mower William M. Mower	Director	September 15, 2010

/s/ Stuart R. Romenesko Stuart R. Romenesko	Director	September 15, 2010

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Traffic Network, Inc.
     We have audited the accompanying consolidated balance sheets of Global Traffic Network, Inc. as of June 30, 2010 and June 30, 2009 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Traffic Network, Inc. at June 30, 2010 and June 30, 2009 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Global Traffic Network, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 15, 2010 expressed an unqualified opinion thereon.
BDO Audit (NSW — VIC) Pty Limited
Sydney, NSW, Australia
September 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Global Traffic Network, Inc.
     We have audited Global Traffic Network, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Traffic Network, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Global Traffic Network, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Global Traffic Network, Inc. as of June 30, 2010 and June 30, 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2010 and our report dated September 15, 2010 expressed an unqualified opinion.
BDO Audit (NSW — VIC) Pty Limited
Sydney, NSW, Australia
September 15, 2010

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	June 30,
	2010	2009
ASSETS:
Current Assets:
Cash and cash equivalents	$19,564	$21,419
Accounts receivable net of allowance for doubtful accounts of $69 and $150 at June 30, 2010 and June 30, 2009	18,790	15,986
Prepaids and other current assets	1,989	1,421
Deferred tax assets	239	208

Total current assets	40,582	39,034
Property and equipment, net	6,693	7,569
Intangible assets, net	13,013	17,200
Goodwill	4,257	4,688
Deferred tax assets	129	115
Other assets	414	564

Total assets	$65,088	$69,170

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued expenses	$11,709	$14,649
Deferred revenue	810	1,198
Income taxes payable	1,306	1,908
Current portion of long term debt	—	326

Total current liabilities	13,825	18,081
Long term debt, less current portion	—	57
Deferred tax liabilities	2,747	3,410
Other liabilities	349	318

Total liabilities	16,921	21,866

Common stock, $.001 par value; 100,000,000 shares authorized; 18,409,834 and 18,264,834 shares issued and outstanding as of June 30, 2010 and 2009	18	18
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of June 30, 2010 and 2009	—	—
Additional paid in capital	51,391	50,146
Accumulated other comprehensive income	389	1,398
Accumulated deficit	(3,631)	(4,258)

Total shareholders’ equity	48,167	47,304

Total liabilities and shareholders’ equity	$65,088	$69,170

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Year Ended June 30,
	2010	2009	2008
Revenues	$93,335	$60,337	$50,953

Operating expenses (exclusive of depreciation and amortization expense shown separately below)	63,266	40,937	30,456
Selling, general and administrative expenses	21,038	15,615	15,214
Depreciation and amortization expense	5,326	2,547	1,500

Net operating income	3,705	1,238	3,783
Interest expense	15	39	90
Other income (including interest income of $727, $1,015 and $1,600 for the years ended June 30, 2010, 2009 and 2008)	(967)	(1,050)	(1,617)
Other expense	32	77	13

Net income before income taxes	4,625	2,172	5,297
Income tax expense	3,998	3,257	3,565

Net income (loss)	$627	$(1,085)	$1,732

Income (loss) per common share:
Basic	$0.03	$(0.06)	$0.10
Diluted	$0.03	$(0.06)	$0.10
Weighted average common shares outstanding:
Basic	18,115,530	18,065,671	17,648,410
Diluted	18,132,721	18,065,671	17,831,855
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended June 30, 2010, 2009 and 2008
(Amounts in thousands except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid In	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	(Loss) Income	Total
Balance, June 30, 2007	12,870,000	13	18,527	(4,905)	1,198		14,833

Net income	—	—	—	1,732	—	1,732	1,732
Stock based compensation	110,000	—	782	—	—	—	782
Follow-on offering of common stock	5,175,000	5	29,706	—	—	—	29,711
Exercise of stock options	3,334	—	15	—	—	—	15
Repurchase and retire shares	(2,201)	—	(15)	—	—	—	(15)
Foreign currency translation adjustment	—	—	—	—	1,668	1,668	1,668

Comprehensive net income	—	—	—	—	—	3,400	—

Balance, June 30, 2008	18,156,133	18	49,015	(3,173)	2,866		48,726

Net loss	—	—	—	(1,085)	—	(1,085)	(1,085)
Cashless exercise of stock options	8,701	—	(23)	—	—	—	(23)
Stock based compensation	100,000	—	1,154	—	—	—	1,154
Foreign currency translation adjustment	—	—	—	—	(1,468)	(1,468)	(1,468)

Comprehensive net loss	—	—	—	—	—	$(2,553)	—

Balance, June 30, 2009	18,264,834	$18	$50,146	$(4,258)	$1,398		$47,304

Net income	—	—	—	627	—	627	627

Stock based compensation	145,000	—	1,245	—	—	—	1,245

Foreign currency translation adjustment	—	—	—	—	(1,009)	(1,009)	(1,009)

Comprehensive net loss	—	—	—	—	—	(382)	—

Balance, June 30, 2010	18,409,834	$18	$51,391	$(3,631)	$389		$48,167

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$627	$(1,085)	$1,732
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,326	2,547	1,500
Allowance for doubtful accounts	(81)	(142)	199
Non-cash compensation expense	1,245	1,154	782
Change in deferred taxes	(403)	(188)	(48)
Foreign currency translation income	(101)	—	—
Loss on disposal or writedown of assets	92	62	—
Changes in assets and liabilities (net of effects from acquisition of business):
Accounts receivable	(2,700)	(45)	(4,044)
Prepaid and other current assets and other assets	(481)	(817)	(602)
Accounts payable and accrued expenses and other liabilities	680	292	1,615
Deferred revenue	(391)	(69)	1,216
Income taxes payable	(714)	(735)	1,796

Net cash provided by operating activities	3,099	974	4,146

Cash flows from investing activities:
Purchase of property and equipment	(1,244)	(1,627)	(3,287)
Acquisition of business	(3,488)	(13,133)	(697)
Purchase of intangibles	—	—	(120)

Net cash used in investing activities	(4,732)	(14,760)	(4,104)

Cash flows from financing activities:
Repayment of long term debt	(414)	(377)	(693)
Proceeds from public offerings of stock, net	—	—	29,711

Net cash (used in) provided by financing activities	(414)	(377)	29,018
Effect of exchange rate changes on cash and cash equivalents	192	(1,959)	1,203

Net(decrease) increase in cash and cash equivalents	(1,855)	(16,122)	30,263
Cash and cash equivalents at beginning of fiscal year	21,419	37,541	7,278

Cash and cash equivalents at end of fiscal year	$19,564	$21,419	$37,541

Supplemental disclosures of cash flow information:
Cash paid during fiscal year for:
Interest	$15	$39	$90

Income taxes	$5,133	$3,876	$1,813

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (“Global Delaware”) was a Delaware corporation formed on May 16, 2005 as a holding company for the purpose of becoming the ultimate parent company of Canadian Traffic Network ULC (“CTN”) and The Australia Traffic Network Pty Limited (“ATN”). At the time of Global Delaware’s formation, ATN was a separate entity controlled by the same shareholders that controlled Global Delaware. On December 13, 2005, Global Delaware entered into a Securities Exchange Agreement with ATN and the holders of all of the outstanding shares of ATN pursuant to which Global Delaware exchanged 4,000,000 shares of its common stock and issued $1,400 in promissory notes to the ATN shareholders for all of the outstanding ordinary shares of ATN. The share exchange became effective on March 23, 2006, the effective date of Global Delaware’s initial public offering (“IPO”), at which time ATN became a wholly-owned subsidiary of Global Delaware. On October 19, 2006, the Company formed a wholly-owned subsidiary, Global Traffic Network (UK) Limited (“UKTN”), to operate the Company’s business in the United Kingdom. On December 12, 2007, Global Delaware formed a wholly-owned subsidiary, Global Traffic Network, Inc., a Nevada corporation (“Global Nevada”), for the purpose of changing Global Delaware’s state of incorporation from Delaware to Nevada. On February 26, 2008, Global Delaware merged with and into Global Nevada, with Global Nevada remaining as the surviving corporation. All references to the Company pertain to Global Delaware for time periods prior to the merger and pertain to Global Nevada for time periods following the merger. On March 7, 2008, the Company formed a wholly owned subsidiary, Mobile Traffic Network, Inc. (“MTN”), to conduct non-broadcast operations of the Company related to its mobile telephone technology. On March 1, 2009, UKTN acquired all the share capital of The Unique Broadcasting Company Limited (“Unique”) which was subsequently renamed Global Traffic Network (UK) Commercial Limited (“UK-Commercial”). The primary business of UK-Commercial is providing traffic and entertainment news reports to radio stations in the United Kingdom in exchange for commercial airtime inventory which it then sells to advertisers.
     The Company provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada and traffic information reports to radio stations in the United Kingdom, provides news and information reports to radio stations in Canada, entertainment news reports to radio stations in the United Kingdom and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives a substantial majority of its revenues from the sale of commercial advertising embedded within these information reports and substantially all the Company’s revenue is generated outside of the United States. The Company obtains this advertising inventory from radio and television stations in exchange for information reports and/or cash compensation.
NOTE 2 — Basis of Presentation
     The consolidated financial statements consist of the Company and its four wholly-owned subsidiaries, ATN, Global Traffic Canada, Inc. (“GTC”) including its wholly-owned subsidiary, CTN, UKTN including its wholly owned subsidiary UK-Commercial, and MTN. As of July 5, 2005, the consolidated financial statements consisted of the Company, ATN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of October 19, 2007, the consolidated financial statements consisted of the Company, ATN, UKTN and GTC, as well as GTC’s wholly-owned subsidiary CTN. As of March 7, 2008, the consolidated financial statements consist of the Company, ATN, UKTN, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. As of March 1, 2009, the consolidated financial statements consist of the Company, ATN, UKTN including its wholly owned subsidiary UK-Commercial, MTN and GTC, as well as GTC’s wholly owned subsidiary CTN. GTC is a holding company and had no assets or liabilities other than its ownership of CTN at June 30, 2010 and 2009.
     All adjustments that in the opinion of management are necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature and none of the adjustments had a material impact on the fourth fiscal quarter results.
      ATN’s functional currency is Australian dollars, CTN’s functional currency is Canadian dollars and UKTN and UK-Commercial’s functional currency is British pounds, while for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation” (“SFAS 52”). Effective July 1, 2009, SFAS 52 was incorporated in the Codification under FASB ASC 830. Income statement amounts are translated from Australian dollars, Canadian dollars, or British pounds to United States dollars based on the average exchange rate for each quarterly period. Assets and liabilities are translated based on the exchange rate as of the applicable balance sheet date. Equity contributions are translated based on the exchange rate at the time of the applicable investment. Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income (loss). Realized gains and losses resulting from currency translation adjustments are recognized in the accompanying statements of income as other expense (income).
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
b) Revenue recognition
     Advertising revenue is earned and recognized at the time commercial advertisements are broadcast. Advertising revenues are reported net of commissions provided to third party advertising agencies that represent a majority of the advertisers. Revenue related to the provision of traffic information services to government entities is recognized when the services are performed. All revenue pertains to cash sales and the company recognized no revenue related to the bartering of goods and services. Payments received or amounts invoiced in advance are deferred until earned and such amounts are included as a component of deferred revenue in the accompanying balance sheets. Revenue is reported in the segment country in which the advertisements are broadcast or services provided. Sales taxes, goods and service taxes , value added taxes and similar charges collected by the Company on behalf of government authorities are not included as a component of revenue.
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
     Contractual station commitments are as follows:

June 30,
2010
Year 1	$30,916

Year 2	24,418

Year 3	6,452

Year 4	1,113

Year 5	—

Thereafter	—
e) Cash and cash equivalents
     The company considers all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. The carrying amount of cash equivalents approximates fair value because of the short maturity of these instruments.

	Year ended	Year ended
	June 30,	June 30,
	2010	2009
Cash and cash equivalents consist of the following:
Domestic	$234	$1,381
Foreign	19,330	20,038

Total cash and cash equivalents	$19,564	$21,419

     Money market instruments with a fair value of $1 are included in cash and cash equivalents as of June 30, 2010. Fair value has been determined based on the fair value of identical instruments in active markets. All cash and cash equivalents are classified as level 1 as defined in FASB ASC 820.
f) Accounts Receivable
     Accounts receivable are recorded at the invoice amount and are not interest bearing. The Company performs credit evaluations of its new customers and generally requires no collateral. The Company determines whether an accounts receivable is past due in a subjective manner based primarily on how long it has been outstanding, but taking into consideration factors such as client size, payment history and country to which the receivable relates. Goods and services tax and value added tax, which is invoiced and collected by operating subsidiaries in Australia, Canada and United Kingdom are included in accounts receivable. Fees related to credit card payments are expensed when payment for the receivable is received and have historically not been material. The Company provides for losses from uncollectible accounts based on analyzing historical data and current trends and such losses have historically been insignificant in relation to revenue. Past due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. An allowance for doubtful accounts of $69 and $150 has been established for the years ended June 30, 2010 and 2009.
     One group of advertising agencies that represents a number of the Company’s clients in Australia, United Kingdom and Canada constituted approximately 26% of the Company’s revenues for the year ended June 30, 2010 and approximately 26% of the Company’s net accounts receivable as of June 30, 2010. Another group of advertising agencies that represents a number of the Company’s clients in Australia, United Kingdom and Canada constituted approximately 12% of the Company’s revenues for the year ended June 30, 2010 and approximately 10% of the Company’s net accounts receivable as of June 30, 2010. An advertising agency that represents a number of the Company’s clients in Australia constituted approximately 12% of the Company’s revenues for the year ended June 30, 2010 and approximately 9% of the Company’s net accounts receivable as of June 30, 2010. Another group of advertising agencies that represents a number of the Company’s clients in Australia, United Kingdom and Canada constituted approximately 11% of the Company’s revenues for the year ended June 30, 2010 and approximately 10% of the Company’s net accounts receivable as of June 30, 2010.
     The Company’s largest advertising client constituted approximately 5% of the Company’s revenues for the year ended June 30, 2010 and the Company’s top ten advertisers constituted approximately 28% of the Company’s revenues for the year ended June 30, 2010.
Allowance for Doubtful Accounts

	Balance at	(Reductions)/		Balance at
	beginning of	Additions	Deductions	end of
	year	Expense/(credit)	Write-offs	Year
Year ended June 30, 2010	$150	$(21)	$(60)	$69
Year ended June 30, 2009	$292	$159	$(301)	$150
Year ended June 30, 2008	$93	$270	$(71)	$292
g) Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Recording, broadcasting and studio equipment	5 years
Furniture, and equipment and other	5 years
Motor vehicles	7 years
Helicopters and fixed wing aircraft	6-8 years
Helicopter engine rebuilds	2-3 years
Computer equipment and software	3-5 years
     Leasehold improvements and leased assets are amortized over the shorter of the lease term or the asset’s useful life. Depreciation expense was $2,528, $1,622 and $1,425 for the years ended June 30, 2010, 2009 and 2008. Maintenance, repairs and minor replacements are charged to operating expense as incurred. Major replacements and betterments are capitalized and amortized over their useful lives.

h) Intangible assets
     Intangible assets reflected on the balance sheet primarily consist of the following:

	Weighted
	Average
	Amortization
	Period	June 30,	June 30,
	(Years)	2010	2009
Station contracts	10 years	$10,209	$12,565
Radio advertising contracts	4 years	1,526	2,311
Non-competition agreement	3 years	1,245	2,193
Mobile phone intellectual property	N/A	—	100
Aircraft license acquisition costs	N/A	33	31

Total intangible assets	N/A	$13,013	$17,200
     Station contracts consist of the fair value of station affiliate contracts acquired from Wise Broadcasting Network, Inc. (“Wise”) by CTN (the purchase of which was consummated April 2, 2007) and from the acquisition of Unique on March 1, 2009 (see Note 15). The Wise station contracts and Unique station contracts are amortized on a straight line basis over estimated useful lives of five years and ten years, respectively. Radio advertising contracts and non-competition agreement also relate to the acquisition of Unique. Radio advertising contracts are amortized on a straight line basis over the estimated useful life of four years and the non-competition agreement is amortized on a straight line basis over three years which is the contractual term of the non-competition agreement. Aircraft license acquisition costs consist of costs relating to obtaining aircraft operating certificates and licenses in Australia. Due to the long term and indefinite nature of aircraft license acquisition costs, amortization expense is not reflected and the Company regularly reviews the assets for impairment. As of June 30, 2010 and June 30, 2009, there was no impairment of this asset. Amortization expense with respect to intangible assets was $2,798, $925 and $75 for the years ended June 30, 2010, 2009 and 2008, respectively. Costs incurred to renew or extend the term of an intangible asset are expensed when incurred. There is no residual value recognized with regard to intangible assets subject to amortization.
Acquired intangible assets

	As of June 30, 2010		As of June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets

Station contracts	$11,986	$1,777	$13,136	$571
Radio advertising contracts	2,290	763	2,521	210
Non-competition agreement	2,240	996	2,467	274

Total	$16,516	$3,536	$18,124	$1,055

Estimated future amortization expense relating to acquired
intangible assets:	Total
For the year period ended June 30, 2011	$2,552
For the year period ended June 30, 2012	2,282
For the year period ended June 30, 2013	1,546
For the year period ended June 30, 2014	1,165
For the year period ended June 30, 2015	1,165
Thereafter	4,270
i) Goodwill
     Goodwill represents the excess of the purchase price of Unique by UKTN over the fair value of the net assets acquired, including the identified definite lived intangible assets. Due to the long term and indefinite nature of goodwill, amortization expense is not reflected and the Company regularly reviews the asset for impairment. As of June 30, 2010 and 2009 there was no impairment of goodwill.

Balance, June 30, 2009	$4,688
Acquisitions	—
Translation adjustments	(431)
Balance, June 30, 2010	$4,257

j) Income taxes
     The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” Effective July 1, 2009, SFAS 109 was incorporated in the Codification under FASB ASC 740. Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carry-forwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the statement of income in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.
     In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS 109. Effective July 1, 2009, FIN 48 was incorporated in the Codification under FASB ASC 740. FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two step process. First step is recognition, in which the company determines whether it is more likely than not that a tax position will be sustained upon examination based on the merits of the position. The second step is measurement in which a tax position which meets the more likely than not threshold of the first step is measured to determine the amount of benefit to recognize in its financial statements.
k) Per share data
     Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, “Earnings per Share” (“SFAS 128”). Effective July 1, 2009, SFAS 128 was incorporated in the Codification under FASB ASC 260. In calculating basic earnings per share, net income is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated based upon the weighted average number of common and common equivalent shares outstanding during the fiscal year. For the fiscal years ended June 30, 2010, 2009 and 2008, there were common equivalent shares outstanding due to outstanding stock options of 1,148,401, 890,067 and 902,500, respectively, 248,329 and 173,332 shares of restricted stock outstanding for the fiscal years ended June 30, 2010 and 2009 and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares that was outstanding for all periods. For the year ended June 30, 2010, 686,667 stock options with exercise prices between $4.95 and $8.70 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. As a result of the Company’s negative net income for the year ended June 30, 2009, all common stock equivalents for these years were anti-dilutive and, therefore, were not considered in the calculation of diluted earnings per share. For the year ended June 30, 2008, 10,000 options with an exercise price of $8.70 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive.

	Year ended	Year ended	Year ended
	June 30, 2010	June 30, 2009	June 30, 2008
Basic Shares Outstanding	18,115,530	18,065,671	17,648,410
Stock Options, Restricted Stock & Warrants	17,191	—	183,445

Diluted Shares Outstanding	18,132,721	18,065,671	17,831,855
l) Fair value of financial instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. Effective July 1, 2009, SFAS 107 was incorporated in the Codification under FASB ASC 825. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short-term maturities. The carrying amounts of the Company’s long-term debt approximates fair value based upon management’s best estimate of interest rates that would be available for similar debt obligations as of June 30, 2009. The Company had no long term debt obligations as of June 30, 2010.
m) Fair Value Measurements
     FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. Effective July 1, 2009, SFAS 157 has been incorporated in Codification as FASB ASC 820. FASB ASC 820 establishes a three tier fair value hierarchy which prioritizes the inputs in measuring fair value as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.
     The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2010. The Company had a $66 fair value adjustment to property and equipment (See Note 5) for assets or liabilities measured at fair value on a nonrecurring basis during the year ended June 30, 2010 and no fair value adjustments for the year ended June 30, 2009.
     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value based on their short-term nature.
n) Other Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders. The balance reflected on the Consolidated Statement of Equity for Accumulated Other Comprehensive Income (Loss) as of June 30, 2007, 2008, 2009 and 2010 consists of foreign exchange translation adjustments.
o) Recent Accounting Pronouncements
     In June 2009, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” was issued which established the “FASB Accounting Standards Codification” (“Codification”) as the single source authoritative non-governmental United States generally accepted accounting principles (“U.S. GAAP”) as of July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one location. All existing accounting standard documents are superseded by Codification and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted Codification on July 1, 2009. The adoption of Codification did not have a material impact on the Company’s consolidated financial position or results of operations. Pursuant to the provisions of Codification, the Company has updated references to U.S. GAAP in its financial statements issued for the year ended June 30, 2010.
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
     In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS No. 142-3”). Effective July 1, 2009 this staff position has been incorporated in the Codification primarily under FASB ASC 275 and FASB ASC 350. SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under FASB ASC 350. The intent of SFAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FASB ASC 275 and FASB ASC 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 805 as well as other U.S. GAAP. SFAS No. 142-3 applies to fiscal years beginning after December 15, 2008 and is adopted prospectively. Earlier adoption is prohibited. The Company adopted FASB ASC 275 and FASB ASC 350 on July 1, 2009 and the adoption did not have a material impact on its consolidated financial position or results of operations.

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
p) Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have and continue to exceed those amounts insured, and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance. In addition, a substantial majority of the Company’s cash is maintained in foreign countries, including one financial institution in Australia, which additionally is subject to currency fluctuation risk.
q) Major Suppliers
     Approximately 20% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At June 30, 2010, trade payables to this supplier comprised approximately 28% of the Company’s trade payables balance.
     Approximately 16% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia. Radio commercial advertising inventory is received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and a two year agreement effective February 1, 2009 with this broadcaster to receive radio news commercial airtime inventory. At June 30, 2010, trade payables to this supplier comprised approximately 9% of the Company’s trade payables balance.
     Approximately 38% of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports are owned by one company. These stations account for approximately 49% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a significant portion of the Company’s Canadian revenues. The Company’s provision of traffic reports to 22 of these radio stations in seven Canadian markets is governed by a four year agreement effective January 1, 2009. At June 30, 2010, trade payables to this supplier comprised approximately 10% of the Company’s trade payables balance.
     Approximately 17% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from a large broadcaster in the United Kingdom. In addition, this commercial airtime inventory comprises approximately 27% of the audience delivery (“impacts”) of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory under a two year agreement effective November 17, 2008. At June 30, 2010, trade payables to this supplier comprised approximately 5% of the Company’s trade payables balance.
     Approximately 15% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from another large broadcaster in the United Kingdom. This commercial airtime inventory comprises approximately 26% of the impacts of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory to sell (on a variable cost basis) under the terms of an agreement that expired effective August 31, 2010. This broadcaster also provides a material portion of the Company’s radio entertainment news commercial airtime inventory under the terms of a separate agreement that expired effective August 31, 2010. At June 30, 2009, trade payables to this supplier comprised approximately 5% of the Company’s trade payables balance.
NOTE 4 — Related Party Transactions
     On November 9, 2005, CTN entered a mutual sales representation agreement with an affiliate of a stockholder under which both parties agree to market the others commercial spot inventory in their respective markets. For the years ended June 30, 2010, 2009 and 2008, CTN incurred $0, $0 and $18 of expense, respectively. The mutual sales representation agreement was terminated November 8, 2008.

NOTE 5 — Property and Equipment, Net
     Property and equipment, net is as follows as of June 30, 2010 and 2009:

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2010	2009
Helicopters and fixed wing aircraft	$10,290	$8,935
Recording, broadcasting and studio equipment	2,146	1,955
Furniture and equipment and other	2,186	1,843

Less: Accumulated depreciation and amortization	7,929	5,164

Property and equipment, net	$6,693	$7,569

Plant and equipment held as security under specific loans:	$—	$1,190

	Year	Year
	ended	ended
	June 30,	June 30,
	2010	2009
Net property and equipment consists of the following:
Domestic	$1	$31
Foreign	6,692	7,538

Property and equipment, net	$6,693	$7,569
     Effective March 1, 2010, the Company changed its estimate of the useful lives of helicopters owned by CTN from eight years to six years and the lives of CTN helicopter engine rebuilds from three years to two years. This change was implemented because the Company determined that the annual flight hours are more than originally anticipated. The life of a helicopter is based upon a blend of the life of the engine, which is approximately 2,200 flight hours, and the life of the airframe. The Company does not anticipate getting less use from the helicopters due to this change in useful life. Also, ATN helicopters were unaffected by this change in useful life as their annual flight hours have been in line with expectations. This change had the effect of increasing depreciation expense $193, reducing net operating income and net income $193, and reduced basic and diluted earnings per share $0.01 for the year ended June 30, 2010.
     Long lived assets such as property and equipment are reviewed for impairment whenever changes in events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended June 30, 2010, the Company determined that the fair value of one of CTN’s back-up helicopters was less than its net book value at that date. The Company recognized a $66 impairment charge to adjust the net book value of the helicopter to its fair value. The $66 impairment charge is included as a component of operating expenses in the accompanying statement of income for the year ended June 30, 2010. There were no impairment charges related to fixed assets for the years ended June 30, 2009 or 2008. The fair value of the helicopter was determined via discussions with a reseller of used aircraft that is familiar with CTN’s fleet of aircraft. The fair value determination falls within level 2 in the hierarchy of fair value measurements.
NOTE 6 — Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following as of June 30, 2010 and 2009:

	June 30,	June 30,
	2010	2009
Trade payables	$8,334	$8,493
Accrued payroll expenses	2,005	1,592
Accrued expenses and other liabilities	1,370	4,564

Total	$11,709	$14,649

     Goods and services tax and value added tax, which is charged by vendors to operating subsidiaries in Australia, Canada and United Kingdom is included in trade payables until paid. The net amount of goods and services tax and valued added tax payable (after deduction of amounts invoiced to clients related to the Company’s billing) is included as a component of accrued expenses and other liabilities.

NOTE 7 — Long Term Debt
     Long-term debt consists of the following as of:

	June 30,	June 30,
	2010	2009
Notes payable to bank bearing fixed interest of 6.97%, secured by 2 helicopters, repaid December 31, 2009	—	383

	—	383
Less current portion	—	326

Long term debt less current portion	—	57

     The balance of the bank overdraft line of credit was $0 at June 30, 2010 and, based on the rates of exchange on that date, $1,682 was available to the Company. The bank overdraft line of credit is secured by substantially all the assets of ATN.
NOTE 8 — Income Taxes
     Income tax expense consists of the following:

	Year ended			Year ended
	June 30, 2010			June 30, 2009
	Domestic	Foreign	Total	Domestic	Foreign	Total
Net (loss) income before taxes	$(3,775)	$8,400	$4,625	$(4,113)	$6,285	$2,172

Income tax provision	$1,513	$4,977	$6,490	$1	$3,397	$3,398
Current deferred tax asset (liability), net	(301)	(21)	(322)	(2)	(68)	(70)
Non-current deferred tax asset (liability), net	(478)	(1,590)	(2,068)	(365)	(179)	(544)
Tax carried forward losses	—	(283)	(283)	(985)	(866)	(1,851)
Less: Valuation allowance	(708)	889	181	1,352	972	2,324
Income tax expense	$26	$3,972	$3,998	$1	$3,256	$3,257
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on the Company’s balance sheets and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year ended	Year ended
	June 30,	June 30,
	2010	2009
Deferred tax assets:
Depreciation	$799	$87
Deferred rent	33	40
Capital losses	5	5
Foreign tax credit	1,867	132
Stock option expense	1,247	770
Accrued expenses and other	321	307
Tax carried forward losses	5,292	7,036

Total deferred tax assets	9,564	8,377
Deferred tax liabilities
Intangible assets	3,602	4,740
Undistributed foreign profits	1,435	—
Prepaid expenses	37	36

Total deferred tax liabilities	5,074	4,776

Net deferred tax assets before valuation allowance	4,490	3,601
Valuation allowance	(6,869)	(6,688)

Net deferred tax (liabilities) assets	(2,379)	(3,087)

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2010	2009	2008
Income tax expense consists of the following:
Domestic	$26	$1	$25
Foreign	3,972	3,256	3,540

Income tax expense	$3,998	$3,257	$3,565
     The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is:

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State taxes net of federal benefit	1.9	1.5	0.5
Differences between U.S. and foreign tax rates	(7.9)	(6.5)	(5.5)
Permanent differences between book and tax income	0.1	13.0	10.0
Cumulative effect of change in status of foreign subsidiary	53.4	—	—
Impact of valuation allowance	3.9	107.0	27.3

Effective tax rate	86.4%	150.0%	67.3%

     The rates differ from the United States federal statutory rate of approximately 35% primarily due to the Company’s Australian operations reporting a taxable profit and tax expense while the Company’s Canadian, United States and UKTN operations in the United Kingdom generate a net loss, generally without recording an income tax benefit. Although UK-Commercial is profitable on a tax basis, the Company’s United Kingdom operations are generally unable to utilize the group relief provision of the United Kingdom tax code until UK-Commercial’s net operating loss carry forwards have been exhausted.
     The valuation allowance for the period ending June 30, 2010 was reduced due to the use of previously valued deferred tax assets related to net operating losses of $1,487 pertaining to ATN net income that was recognized by Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) during the period, which was offset by $1,668 of additions to the valuation allowance primarily for net operating losses and other deferred taxes of CTN as well as certain other deferred tax assets of GTN. Prior to July 1, 2009, the Company considered all earnings of ATN to be indefinitely reinvested abroad and therefore did not recognize a deferred tax liability with regards to the undistributed earnings of ATN. As a result of the change in permanent investment status, GTN has recognized deferred tax liabilities of $10,342 for undistributed earnings and profits of ATN to date which are offset by foreign tax credit deferred tax assets of $8,907.
     Management evaluates the recoverability of the deferred tax asset and the amount of the required valuation allowance. Due to the uncertainty surrounding the realization of the tax deductions in future tax returns, the Company has recorded a valuation allowance against its net deferred tax asset for Global Traffic Network, Inc. (unconsolidated) (“GTN”), MTN, CTN and UKTN (but not UK-Commercial) at June 30, 2010 and 2009. At such time as it is determined that it is more likely than not that the deferred tax assets will be realized, the valuation allowance will be reduced. The Company has recorded a valuation allowance for the deferred tax assets of ATN at June 30, 2010 and 2009 of $5 and $5, respectively.

     The Company realized a tax benefit of $736 and $236 for the years ended June 30, 2010 and 2009 respectively due to a reduction of the deferred tax liability that was established due to the acquisition of Unique. The initial amount of this tax liability was $4,342 and the current carrying value is $3,602 (the balance has decreased less than the cumulative tax benefit realized due to increases in currency exchange rates). The Company has not recorded any other tax benefit for the years ended June 30, 2010 and 2009 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN and CTN, as well as certain deferred tax assets of UKTN due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent the Company determines that the deferred tax assets will more likely than not be realized. There was no income tax benefit recorded for tax carried forward losses for the years ended June 30, 2008. The Company recorded a deferred tax asset of $1,252 associated with the net operating losses of Unique which the Company acquired March 1, 2009. The Company has not recorded a valuation allowance against this deferred tax asset since it believes it is more likely than not that it will be able to utilize these net operating losses against future taxable income of UK-Commercial since UK-Commercial has generated taxable income since its acquisition date. The deferred tax asset related to the UK-Commercial net operating losses was $843 as of June 30, 2010 and the Company recognized $348 and $106 of non-cash income tax expense for the years ended June 30, 2010 and 2009 due to the utilization of this asset. The difference between the original deferred tax asset less the cumulative tax expense recognized and the carrying value of the deferred tax asset as of June 30, 2010 is primarily due to the forfeiture of tax losses due to the sale of Intamedia (see Note 15) as well as changes in foreign exchange rates. The Company will continue to assess this position and, if necessary, establish a valuation allowance in order that the net carrying value of the deferred tax asset approximates its net realizable value. The Company had tax carried forward losses of $5,292 and $7,036 as of June 30, 2010 and 2009, respectively. The tax carried forward losses consisted of:

	As of	As of
	June 30,	June 30,
	2010	2009
Domestic	$—	$1,487
Foreign	5,292	5,549

Total	$5,292	$7,036

     Foreign tax carry forward losses have a life ranging from twenty years to indefinitely and begin to expire in 2025. There are currently no domestic tax carried forward losses.
     The Company’s major tax jurisdictions are the United States, Canada, United Kingdom and Australia. The Company’s United States, Canada and United Kingdom tax years since inception remain subject to examination by the appropriate governmental agencies in those jurisdictions due to its tax loss position. The Company’s Australian 2006 and subsequent tax years remain subject to examination by the appropriate governmental agencies, except in the case of fraud or avoidance schemes, which is unlimited.
NOTE 9 — Commitments and Contingencies
     The Company has various non-cancelable, long-term operating leases for its facilities, aviation services and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total expense under these leases is recognized ratably over the lease terms or based on usage, based on the type of agreement. Renewal options are not included in future minimum payments. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following as of June 30, 2010:

June 30,
2010
Year 1	$782
Year 2	589
Year 3	451
Year 4	209
Year 5	226
Thereafter	103

Total	$2,360
     Total rent expense in the accompanying statements of income for the fiscal years ending June 30, 2010, 2009 and 2008 was $1,204, $834 and $820, respectively. Rent expense on an annualized basis has exceeded the annual rental commitments primarily due to many of the operations and hangar arrangements being short term in nature.

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

As of
June 30,
2010
Year 1	$2,914
Year 2	2,914
Year 3	1,457
Year 4	—
Year 5	—
Thereafter	—

Total	$7,285
     Under the terms of the agreements with these third parties, the Company is ultimately liable to these vendors should UK-Commercial be unable to pay its obligations.
NOTE 10 — Capital Stock
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
NOTE 11 — Stock based compensation
     At its annual stockholders’ meeting held February 26, 2009, the Company’s stockholders approved the Company’s adoption of an Amended and Restated 2005 Stock Incentive Plan (the “Plan”) that included, among other things, an additional 600,000 shares reserved for issuance under the Plan, increasing the total shares authorized for issuance under the Plan to 1,800,000. As of June 30, 2010, 2009 and 2008 there were 1,396,730, 1,063,399 and 1,012,500 outstanding incentive grants under the Plan, respectively. Options and restricted shares granted under the Plan vest ratably on an annual basis over three to five years and expire after ten years from the date of the grant. The Plan allows for cashless exercise under which employees surrender shares in lieu of paying the cash exercise price and remitting the required amounts to satisfy tax withholding obligations. Shares under the Plan have been issued from the Company’s authorized but not outstanding common shares at the time of exercise. Shares surrendered as payment upon cashless exercise of options have been retired upon such exercise. However, the Company maintains no formal policy with regards to shares issued or surrendered under the Plan. The Company does not anticipate incurring cash costs under the Plan (other than de minimus payroll tax withholdings) since it does not currently repurchase shares issued with regards to stock based compensation. Stock options and restricted stock that are issued, outstanding or available for future issuance under the Plan are summarized below:

	As of	As of
	June 30,	June 30,
	2010	2009
Shares authorized under plan	1,800,000	1,800,000
Stock options outstanding	(1,148,401)	(890,067)
Stock options exercised	(24,934)	(24,934)
Restricted shares outstanding	(248,329)	(173,332)
Restricted shares converted into common shares upon lapse of restrictions	(106,671)	(36,668)

Shares available for issuance under plan	271,665	674,999

Stock Options
     As prescribed by FASB ASC 718, the Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	June 30,	June 30,	June 30,
	2010	2009	2008
Risk-free interest rate	2.27%-2.35%	1.74-2.71%	2.49-3.99%
Volatility factor	73.26%-76.17%	61.02-75.52%	57.23-57.98%
Weighted volatility	75.87%	68.27%	57.84%
Dividend yield	—	—	—
Option price	$3.76-5.72	$3.96-6.05	$6.68-8.70
Weighted average expected life of options	6 years	6 years	6.28 years
Weighted average grant date fair value per share	$2.59	$3.07	$3.92
     The Company’s outstanding stock options as of June 30, 2010 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Shares	Price	Term	Value	Value
Balance, June 30, 2009	890,067	$5.56	—	$2,657	—
Exercisable, June 30, 2009	601,744	$5.36	—	$1,639	—
Grants	280,000	$3.86	—	$725	—
Exercised	—	—	—	—	—
Forfeitures/expirations	(21,666)	$5.71	—	(73)	—
Balance, June 30, 2010	1,148,401	$5.14	7.21 years	$3,309	$723
Exercisable, June 30, 2010	763,737	$5.38	6.46 years	$2,173	$295
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of June 30, 2009 is $3,309. As of June 30, 2010, there was $836 of total unrecognized compensation cost related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.6 years on a pro rata basis over the vesting period. This expense is based on an assumption that there will be no forfeitures; this assumption is based on the positions of the grantees of the options and the low number of forfeitures to date. Since the Plan was adopted, the majority of the previous forfeitures were due to an outside director becoming an employee of the Company and the forfeited director stock options were simultaneously replaced with employee stock options. The expense for the years ended June 30, 2010, 2009 and 2008 is $677, $771 and $692, respectively and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements since a valuation allowance has been created for all deferred tax assets of GTN as of June 30, 2010, 2009 and 2008.
     The total fair value of options vesting during the years ended June 30, 2010, 2009 and 2008 was $608, $876 and $620, respectively. The total intrinsic value of options exercised during the years ended June 30, 2010, 2009 and 2008 was $0, $109, and $15, respectively. The weighted average grant date fair value of options granted during the years ended June 30, 2010, 2009 and 2008 was $725, $61 and $899, respectively.
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

     For the years ended June 30, 2010 and June 30, 2008, 17,191 and 112,967 shares, respectively were included in common stock equivalents related to outstanding stock options. Due to the net loss for the year ended June 30, 2009, the impact of the stock options on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
     On August 12, 2010, the compensation committee of the Company granted 140,000 stock options with an exercise price of $5.51. In addition, effective September 7, 2010 the compensation committee of the Company granted 5,000 stock options with an exercise price of $5.30. The provisions of these stock options are comparable to those stock options previously granted by the Company.
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
     The following table summarizes the restricted stock activity for the year ended June 30, 2010.

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share
Unvested, June 30, 2009	173,332	$6.17
Grants	145,000	$5.18
Converted to common stock	(70,003)	—
Forfeited	—	—
Unvested, June 30, 2010	248,329	$5.47
     As of June 30, 2010, there was $1,095 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years. Total compensation expense with regards to restricted stock for the year ended June 30, 2010, 2009 and 2008 was $568, $383 and $90, respectively and is included in selling, general and administrative expenses.
     For the years ended June 30, 2010 and June 30, 2008, no shares were included in common stock equivalents related to outstanding restricted stock. Due to the net loss for the year ended June 30, 2009, the impact of the restricted stock on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
     On August 12, 2010, the compensation committee of the Company granted an additional 55,000 shares of restricted stock. The restriction period of this restricted stock grant is comparable to those previously granted by the Company.
NOTE 12 — Warrant
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
     For the years ended June 30, 2010 and June 30, 2008, 0 and 70,478 shares, respectively were included in common stock equivalents related to the outstanding warrant. Due to the net loss for the year ended June 30, 2009, the impact of the warrant on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share for the year.
NOTE 13 — Segment Reporting
     The Company primarily operates in three geographic areas, Australia, Canada and United Kingdom, through its wholly owned subsidiaries ATN, GTC which operates through its wholly owned subsidiary CTN and UKTN, including its wholly owned subsidiary UK-Commercial. Select income statement information and capital expenditures for the years ended June 30, 2010, 2009 and 2008 and select balance sheet information as of June 30, 2010, 2009 and 2008 is provided below. The All Other category consists primarily of MTN and corporate overhead and assets of GTN. Management fees charged are treated as a contra-expense and eliminate on consolidation. Intercompany advances are treated as non-current assets or liabilities and eliminate on consolidation.

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
Australia	2010	2009	2008
Revenues	56,451	42,707	44,296
Interest expense	15	39	90
Interest revenue	725	700	488
Depreciation & amortization expense	982	737	810
Intercompany management fee expense	1,588	1,336	1,629
Income tax expense	4,360	3,386	3,540
Segment profit	10,117	7,894	8,188
Expenditure for property and equipment	362	380	382
Expenditure for intangible assets	—	—	—

Segment assets	31,786	30,658	29,012
Current assets	29,243	27,482	25,115
Property & equipment, net	2,065	2,552	3,572
Deferred tax assets, net	368	323	403
Intangible assets, net	33	31	37
Goodwill	—	—	—
Segment liabilities	8,855	9,692	14,240

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
Canada	2010	2009	2008
Revenues	9,464	6,920	6,657
Interest expense	—	—	—
Interest revenue	—	1	8
Depreciation & amortization expense	1,386	757	668
Intercompany management fee expense	—	—	—
Income tax expense	—	—	—
Segment loss	(4,431)	(3,063)	(3,064)
Expenditure for property and equipment	772	1,034	2,027
Expenditure for intangible assets	—	—	—

Segment assets	8,259	6,849	7,928
Current assets	3,994	2,369	3,128
Property & equipment, net	4,115	4,299	4,529
Deferred tax assets (liabilities), net	—	—	—
Intangible assets, net	115	167	261
Goodwill	—	—	—
Segment liabilities	25,820	18,877	18,087

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
United Kingdom	2010	2009	2008
Revenues	27,389	10,710	—
Interest expense	—	—	—
Interest revenue	1	17	3
Depreciation & amortization expense	2,854	1,015	20
Intercompany management fee expense	—	—	—
Income tax (benefit)	(388)	(130)	—
Segment loss	(1,258)	(1,802)	(1,757)
Expenditure for property and equipment	110	185	837
Expenditure for intangible assets	—	—	—

Segment assets	24,695	30,017	2,952
Current assets	6,998	7,671	1,325
Property & equipment, net	512	687	824
Deferred tax (liabilities), net	(2,747)	(3,410)	—
Intangible assets, net	12,865	16,902	—
Goodwill	4,257	4,688	—
Segment liabilities	29,469	33,981	5,495

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
All Other	2010	2009	2008
Revenues	31	—	—
Interest expense	—	—	—
Interest revenue	1	297	1,101
Depreciation & amortization expense	104	38	2
Intercompany management fee revenue	(1,588)	(1,336)	(1,629)
Income tax expense	26	1	25
Segment loss	(3,801)	(4,114)	(1,635)
Expenditure for property and equipment	—	28	41
Expenditure for intangible assets	—	—	120
Segment assets	51,141	45,458	48,167
Current assets	347	1,512	22,551
Property & equipment (net)	1	31	39
Deferred tax assets (liabilities), net	—	—	—
Intangible assets, net	—	100	120
Goodwill	—	—	—
Segment liabilities	2,689	2,247	630

	June 30,	June 30,	June 30,
Intercompany eliminations	2010	2009	2008
Segment assets	(50,793)	(43,812)	(25,457)
Current assets	—	—	—
Property & equipment (net)	—	—	—
Deferred tax assets (liabilities), net	—	—	—
Intangible assets, net	—	—	—
Goodwill	—	—	—
Segment liabilities	(49,912)	(42,931)	(24,576)

	Year ended	Year ended	Year ended
	June 30,	June 30,	June 30,
Total	2010	2009	2008
Revenues	93,335	60,337	50,953
Interest expense	15	39	90
Interest revenue	727	1,015	1,600
Depreciation & amortization expense	5,326	2,547	1,500
Intercompany management fee expense	—	—	—
Income tax expense	3,998	3,257	3,565
Net income (loss)	627	(1,085)	1,732
Expenditure for property and equipment	1,244	1,627	3,287
Expenditure for intangible assets	—	—	120

Total assets	65,088	69,170	62,602
Current assets	40,582	39,034	52,119
Property & equipment, net	6,693	7,569	8,964
Deferred tax (liabilities) assets, net	(2,379)	(3,087)	403
Intangible assets, net	13,013	17,200	418
Goodwill	4,257	4,688	—
Total liabilities	16,921	21,866	13,876

     Non-cash stock based compensation is not allocated to the operating subsidiaries and is a component of the All Other segment above. Non-cash stock based compensation was $1,245, $1,154 and $782 for the years ended June 30, 2010, 2009 and 2008, respectively. Eliminations consist of intercompany payables/receivables and investments in subsidiaries.
     The Company offers four primary products in the markets in which it operates. The products consist of radio traffic advertising commercials, radio news advertising commercials, television advertising commercials and government services relating to traffic. All government services revenue pertains to the Company’s United Kingdom segment. Not all products are offered in all markets or in all periods covered by the financial statements. These products are not operated as separate segments but are the responsibility of the regional management of the various segments outlined above. All revenues are generated from external clients.

Revenues	Traffic	News	Television	Government	Total
Year ended June 30, 2010	$70,955	$15,426	$3,216	$3,738	$93,335
Year ended June 30, 2009	$44,375	$8,582	$3,318	$4,062	$60,337
Year ended June 30, 2008	$38,951	$7,385	$4,617	$—	$50,953
NOTE 14 — Quarterly Results of Operations (unaudited)
Year ended June 30, 2010

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$20,357	$25,624	$24,113	$23,241	$93,335
Net operating (loss) income	(602)	1,923	1,365	1,019	3,705
Net (loss) income	(1,034)	822	483	356	627
Net income (loss) per share:
Basic	$(0.06)	$0.04	$0.03	$0.02	$0.03
Diluted	$(0.06)	$0.04	$0.03	$0.02	$0.03
Year ended June 30, 2009

	First	Second	Third	Fourth	For the
	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$15,975	$13,929	$12,462	$17,971	$60,337
Net operating income (loss)	1,658	1,668	(1,465)	(623)	1,238
Net income (loss)	856	890	(1,784)	(1,047)	(1,085)
Net income (loss) per share:
Basic	$0.05	$0.05	$(0.10)	$(0.06)	$(0.06)
Diluted	$0.05	$0.05	$(0.10)	$(0.06)	$(0.06)
NOTE 15 — Acquisition of Businesses
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
     On July 23, 2009, the Company settled all of its contingent payment obligations to UBC for a payment of £1.95 million (approximately $3.2 million as of closing). In addition, effective as of July 1, 2009, the Company agreed to sell the radio marketing and sales & promotion business (“Intamedia”) that it previously acquired from UBC back to UBC for £50 thousand (approximately $80 thousand). The Company also agreed,subject to certain conditions, to allow Intamedia to continue to operate from its offices on a rent free basis until March 31, 2010. As part of the Intamedia sale, the Company agreed to a limited release from non-competition agreements for UBC and Simon Cole, its Chief Executive Officer, that were previously entered into as part of the Unique acquisition. The release pertained to the Intamedia business line only. The operations of Intamedia were immaterial to both the Company and the United Kingdom segment.
     Unique provides traffic and entertainment news information to radio stations throughout the United Kingdom in exchange for commercial airtime inventory that it in turn sells to advertisers, in a business model similar to that of ATN and CTN. As a result of the acquisition, the Company expects to be the leading provider of traffic reporting services to radio stations in the United Kingdom.
     The Company accounted for the business acquisitions using the purchase method of accounting as prescribed SFAS No. 141, “Business Combinations”. Under the purchase method, the results of an acquired business are included in the Company’s financial statements from the date of acquisition. The assets acquired and the liabilities assumed are recorded at their respective estimated fair values at closing, with any excess of the purchase price over the estimated fair value of the net assets acquired (including identifiable intangible assets) being recorded as goodwill. The results of operations for Unique have been included in the Company’s statement of income since the acquisition date of March 1, 2009. Revenue and net loss for the period March 1, 2009 through June 30, 2009 related to the Unique acquisition was approximately $6.6 million and $0.4 million, respectively. Revenue and net loss for the year ended June 30, 2010 related to the Unique acquisition was approximately $23.2 million and $0.7 million, respectively.
     The Company has employed the income method to estimate the fair value of intangible assets, which is based on forecasted expected future cash flows related to the respective intangible assets. The income method is level three in the hierarchy of fair values (see Note 3(m)), and as such significant judgment is required to estimate the fair value of intangible assets and in assigning their respective useful lives. The fair value calculations are based on historical performance and projections of future performance based on management assumptions. The Company believes that these assumptions and projections are reasonable, but are subject to a great deal of uncertainty and the valuations of the intangible assets may be different under different assumptions. Should the Company’s assessment of the useful lives of the intangible assets change in future periods, due to non-renewal of station contracts, unenforceability of the non-competition agreement, loss of radio advertisers or otherwise, such shorter lives are likely to have a significant negative impact on our profits in the period such revised intangible lives are recognized.
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

     Because the Company purchased the stock of Unique, it will not be able to deduct any of the amortization of the purchase price for income tax purposes. In accordance with FASB ASC 740, the Company has established a deferred tax liability equal to the estimated tax effect of the intangible asset amortization. This deferred tax liability will be amortized over the lives of the intangible assets, excluding goodwill.
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

	Year Ended
	June 30,
	2010	2009
Pro Forma revenues	$93,335	$69,887
Pro Forma net income (loss)	$627	$(2,576)
Pro forma net income (loss) per share — basic and diluted	$0.03	$(0.14)

EXHIBIT INDEX

Exhibit
No.	Description
21.1	Subsidiaries of Global Traffic Network, Inc.

23.1	Consent of BDO Audit (NSW — VIC) Pty Limited (formerly BDO).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated September 15, 2010.