Form 10-Q
period 2010-09-30
GLOBAL TRAFFIC NETWORK, INC.
filed 2010-11-10
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-51838
Global Traffic Network, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or other jurisdiction of	33-1117834 (I.R.S. Employer Identification No.)
incorporation or organization)

880 Third Avenue, 6th Floor
New York, New York	10022
(Address of principal executive offices)	(Zip Code)
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
As of November 9, 2010, the registrant had 18,466,824 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information

Item 1	— Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents	$27,409	$19,564
Accounts receivable net of allowance for doubtful accounts of $83 and $69 at September 30, 2010 and June 30, 2010	20,762	18,790
Prepaids and other current assets	1,899	1,989
Deferred tax assets	289	239

Total current assets	50,359	40,582

Property and equipment, net	6,954	6,693
Intangible assets, net	13,013	13,013
Goodwill	4,476	4,257
Deferred tax assets	164	129
Other assets	413	414

Total assets	$75,379	$65,088

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$15,008	$11,709
Deferred revenue	711	810
Income taxes payable	1,731	1,306

Total current liabilities	17,450	13,825
Deferred tax liabilities	2,957	2,747
Other liabilities	449	349

Total liabilities	20,856	16,921

Common stock, $.001 par value; 100,000,000 shares authorized; 18,466,824 shares issued and outstanding as of September 30, 2010 and 18,409,834 shares issued and outstanding as of June 30, 2010	18	18
Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of September 30, 2010 and June 30, 2010	—	—
Additional paid in capital	51,716	51,391
Accumulated other comprehensive income	5,086	389
Accumulated deficit	(2,297)	(3,631)

Total shareholders’ equity	54,523	48,167

Total liabilities and shareholders’ equity	$75,379	$65,088

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended
	September 30
	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$25,303	$20,357

Operating expenses (exclusive of depreciation and amortization shown separately below)	16,132	14,960
Selling, general and administrative expenses	5,353	4,752
Depreciation and amortization expense	1,427	1,247

Net operating income (loss)	2,391	(602)
Interest expense	—	6
Other (income) (including interest income of $250 and $151 for the three months ended September 30, 2010 and 2009)	(251)	(309)
Other expense	3	27

Net income (loss) before income taxes	2,639	(326)
Income tax expense	1,305	708

Net income (loss)	$1,334	$(1,034)

Income (loss) income per common share:
Basic	$0.07	$(0.06)
Diluted	$0.07	$(0.06)
Weighted average common shares outstanding:
Basic	18,169,279	18,091,502
Diluted	18,264,632	18,091,502
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months
	Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,334	$(1,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,427	1,247
Allowance for doubtful accounts	14	(15)
Non-cash compensation expense	325	318
Change in deferred taxes	40	(113)
Foreign currency translation income	—	(104)
Loss on disposal or write-down of assets	—	24

Changes in assets and liabilities (net of effects from purchase of controlled entity):
Accounts receivable	(20)	718
Prepaid and other current assets and other assets	254	(320)
Accounts payable and accrued expenses and other liabilities	2,095	972
Deferred revenue	(181)	(285)
Income taxes payable	214	13

Net cash provided by operating activities	5,502	1,421

Cash flows from investing activities:
Purchase of property and equipment	(556)	(522)
Acquisition of business	—	(3,488)

Net cash used in investing activities	(556)	(4,010)

Cash flows from financing activities:
Repayment of long term debt	—	(82)

Net cash used in financing activities	—	(82)

Effect of exchange rate changes on cash and cash equivalents	2,899	1,520

Net increase (decrease) in cash and cash equivalents	7,845	(1,151)
Cash and cash equivalents at beginning of fiscal period	19,564	21,419

Cash and cash equivalents at end of fiscal period	$27,409	$20,268

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:

Interest	$—	$6

Income taxes	$1,051	$806

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts unless noted)
Information as of September 30, 2010 and 2009 and for the three months ended September 30,
2010 and 2009 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (the “Company”) provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada and traffic information reports to radio stations in the United Kingdom, provides news and information reports to radio stations in Canada, entertainment news reports to radio stations in the United Kingdom and maintains an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives a substantial majority of its revenues from the sale of commercial advertising embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for providing stations with information reports and/or cash compensation.
NOTE 2 — Basis of Presentation
     The consolidated financial statements consist of the Company and its four wholly owned subsidiaries, The Australia Traffic Network Pty Limited (“ATN”), Global Traffic Canada, Inc. (“GTC”) including its wholly owned subsidiary Canadian Traffic Network ULC (“CTN”), Global Traffic Network (UK) Limited (“UKTN”) including its wholly owned subsidiary Global Traffic Network (UK) Commercial Limited (“UK-Commercial”) and Mobile Traffic Network, Inc (“MTN”). Effective October 12, 2010 MTN changed its name to Global Alert Network, Inc. (“GAN”). GTC is a holding company and had no assets or liabilities other than its ownership of CTN at September 30, 2010 and June 30, 2010. Because the financial statements are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation. All adjustments that in the opinion of management are necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The results of operation for the period ended September 30, 2010 is not necessarily indicative of the operating results for a full fiscal year.
     ATN’s functional currency is Australian dollars, CTN’s functional currency is Canadian dollars and UKTN and UK-Commercial’s functional currency is British pounds, while for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation” (“SFAS 52”). Effective July 1, 2009, the provisions of SFAS 52 were incorporated in the Codification under FASB ASC 830. Income statement amounts are translated from Australian dollars, Canadian dollars, or British pounds to United States dollars based on the average exchange rate for each quarterly period. Assets and liabilities are translated based on the exchange rate as of the applicable balance sheet date. Equity contributions are translated based on the exchange rate at the time of the applicable investment. Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income (loss). Realized gains and losses resulting from currency translation adjustments are recognized in the accompanying statements of income as other expense (income).
     These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed on September 15, 2010. Certain amounts reported in prior years have been reclassified to conform to the current year presentation.
     Subsequent events have been evaluated up to the date on which these financial statements were filed.
NOTE 3 — Earnings per Share
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended September 30, 2010 and 2009, there were common equivalent shares outstanding due to outstanding stock options of 1,270,900 and 1,133,400, respectively, restricted common shares of 296,662 and 193,332, respectively, and a warrant issued to the underwriter of the Company’s IPO to purchase 380,000 common shares that expires March 23, 2011 which was outstanding for all periods reported.
     For the three month period ended September 30, 2010, 460,000 stock options with exercise prices between $5.51-$7.05 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. As a result of the Company’s net loss for the three month period ended September 30, 2009, all common stock equivalents were anti-dilutive and therefore were not considered in the calculation of diluted earnings per share.

	Three Months	Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Basic Shares Outstanding	18,169,279	18,091,502
Stock Options, Restricted Stock & Warrants	95,353	N/A
Diluted Shares Outstanding	18,264,632	18,091,502

NOTE 4 — Recent Accounting Pronouncements
     In June 2009, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162” was issued which established the “FASB Accounting Standards Codification” (“Codification”) as the single source authoritative non-governmental United States generally accepted accounting principles (“U.S. GAAP”) as of July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one location. All existing accounting standard documents are superseded by Codification and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted Codification on July 1, 2009. The adoption of Codification did not have a material impact on its consolidated financial position or results of operations. Pursuant to the provisions of Codification, the Company has updated references to U.S. GAAP in its financial statements issued for the period ended September 30, 2010.
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

	September 30,	June 30,
	2010	2010
Cash and cash equivalents consist of the following:
Domestic currency	$388	$234
Foreign currencies	27,021	19,330

Total cash and cash equivalents	$27,409	$19,564
     Money market investments with a fair value of $201 are included in cash and cash equivalents as of September 30, 2010. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1 as defined in FASB ASC 820.
NOTE 6 — Major Suppliers
     Approximately 18% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At September 30, 2010, trade payables to this supplier comprised approximately 25% of the Company’s trade payables balance.
     Approximately 16% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia. Radio commercial advertising inventory is received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and a two year agreement effective February 1, 2009 to receive radio news commercial airtime inventory. At September 30, 2010, trade payables to this supplier comprised approximately 8% of the Company’s trade payables balance.
     Twenty three of the Company’s Canadian radio station affiliates, which represent approximately 35% of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports, are owned by one company. These stations account for approximately 46% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a substantial portion of the Company’s Canadian revenues. The Company’s provision of traffic reports to 22 of these radio stations is governed by a four year agreement effective January 1, 2009. At September 30, 2010, trade payables to this supplier comprised approximately 9% of the Company’s trade payables balance.

     Approximately 19% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from a large broadcaster in the United Kingdom. In addition, this commercial airtime inventory comprises approximately 30% of the audience delivery (“impacts”) of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory under a three year agreement effective November 1, 2010. The agreement may be cancelled prior to the end date by either party effective August 31, 2012. At September 30, 2010, trade payables to this supplier comprised approximately 7% of the Company’s trade payables balance.
     Approximately 16% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from another large broadcaster in the United Kingdom. This commercial airtime inventory comprises approximately 27% of the impacts of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory to sell (on a variable cost basis) under the terms of an agreement that expired effective August 31, 2010. This broadcaster also provides a material portion of the Company’s radio entertainment news commercial airtime inventory under the terms of a separate agreement that expired effective August 31, 2010. At September 30, 2010, trade payables to this supplier comprised approximately 10% of the Company’s trade payables balance. Pending negotiation and execution of a renewal of the Company’s agreements with this broadcaster, the Company has continued to provide service to and receive inventory from such broadcaster under the terms of the expired agreements.
NOTE 7 — Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2010	2009
Net income (loss)	$1,334	$(1,034)
Foreign currency translation adjustment	4,697	1,541

Comprehensive income	$6,031	$507
NOTE 8 — Income Taxes
     Tax expense for the three months ended September 30, 2010 and 2009 was $1,305 and $708, respectively. The effective tax rate for the three months ended September 30, 2010 and 2009 was 49.5% and 217.2%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to the Company’s Australian operations reporting a taxable profit and tax expense while the Company’s Canadian and United States operations generate a net loss, generally without recording an income tax benefit.
     Although UK-Commercial is profitable on a tax basis, the Company’s United Kingdom operations are unable to utilize the group relief provision of the United Kingdom tax code until UK-Commercial’s net operating loss carry forwards have been exhausted. The valuation allowance for the period ending September 30, 2010 was reduced due to the use of previously valued deferred tax assets of $960 pertaining to ATN net income that was recognized by Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) during the period, which was mostly offset by $917 of additions to the valuation allowance primarily for net operating losses of CTN as well as certain other deferred tax assets. Prior to July 1, 2009, the Company considered all earnings of ATN to be indefinitely reinvested abroad and therefore did not recognize a deferred tax liability with regards to the undistributed earnings of ATN. As a result of the change in permanent investment status, GTN has recognized deferred tax liabilities of $12,320 for undistributed earnings and profits of ATN to date which are partially offset by foreign tax credit deferred tax assets of $9,681.
     The Company realized a tax benefit of $180 due to a reduction of the deferred tax liability that was established due to the acquisition of Unique. The initial amount of this tax liability was $4,342 and the current carrying value is $3,605 (the balance has decreased less than the cumulative tax benefit realized due to increases in currency exchange rates). The Company has not recorded any other tax benefit for the periods ended September 30, 2010 and 2009 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN and CTN, as well as certain deferred tax assets of UKTN at September 30, 2010 and June 30, 2010 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent the Company determines that the deferred tax assets will more likely than not be realized. The Company had tax carried forward losses (prior to the valuation allowance) of $5,740 and $5,292 as of September 30, 2010 and June 30, 2010, respectively. As of September 30, 2010, all of the tax carried forward losses related to the Company’s foreign operations. The Company recorded a deferred tax asset of $1,252 associated with the net operating losses of Unique which the Company acquired March 1, 2009. The Company has not recorded a valuation allowance against this deferred tax asset since it believes it is more likely than not that it will be able to utilize these net operating losses against future taxable income of UK-Commercial. The deferred tax asset related to the UK-Commercial net operating losses was $648 as of September 30, 2010 and the Company recognized $247 of non-cash income tax expense for the three months ended September 30, 2010 due to the utilization of this asset. The Company will continue to assess this position and, if necessary, establish a valuation allowance in order that the net carrying value of the deferred tax asset approximates its net realizable value. UK-Commercial has generated taxable income since its acquisition date.

	September 30,	June 30,
	2010	2010
Tax carried forward losses	$5,740	$5,292
Other deferred tax assets	4,849	4,272

Total deferred tax assets	10,589	9,564
Total deferred tax liabilities	6,267	5,074

Net deferred tax assets before valuation allowance	4,322	4,490
Valuation allowance	(6,826)	(6,869)

Net deferred tax (liabilities)	$(2,504)	$(2,379)
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consists of the following as of September 30, 2010:

September 30,
2010
Year 1	$844
Year 2	568
Year 3	465
Year 4	161
Year 5	212
Thereafter	83

Total	$2,333
     Total rent expense charged to expenses in the accompanying statements of income for the three months ended September 30, 2010 and 2009 was $294 and $323, respectively. Rent expense on an annualized basis exceeds rental commitments primarily due to many of the Company’s operations and hangar arrangements being short term in nature.
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
Contractual station commitments by year and in the aggregate are as follows:

As of
September 30,
2010
Year 1	$32,327
Year 2	23,609
Year 3	5,439
Year 4	727
Year 5	—
Thereafter	—

Total	$62,102
     In November 2010, the Company renewed a certain affiliate agreement. The contractual station commitments adjusted for the impact of this renewal as if it had occurred as of September 30, 2010 are as follows:

As of
September 30,
2010
Year 1	$37,415
Year 2	29,489
Year 3	11,333
Year 4	1,218
Year 5	—
Thereafter	—

Total	$79,455

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

As of
September 30,
2010
Year 1	$3,153
Year 2	3,065
Year 3	766
Year 4	—
Year 5	—
Thereafter	—

Total	$6,984
NOTE 10 — Stock based compensation
     The Company maintains an Amended and Restated 2005 Stock Incentive Plan (the “Plan”) under which 1,800,000 shares are authorized for issuance. Adoption of the Plan and all amendments thereto have been approved by the Company’s stockholders. Stock options and restricted stock that are issued, outstanding or available for future issuance under the Plan are summarized below:

As of
September 30,
2010
Shares authorized under plan	1,800,000
Stock options outstanding	(1,270,900)
Stock options exercised	(38,268)
Restricted shares outstanding	(296,662)
Restricted shares converted into common shares upon lapse of restrictions	(113,338)

Shares available for issuance under plan	80,832

     Stock Options
     The Company is required to determine the fair value of the employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

Three months
Ended
September 30,
2010
Risk-free interest rate	1.41-2.11%
Volatility factor	70.05-70.55%
Weighted volatility	70.53%
Dividend yield	—
Option price	$5.30-$5.51
Weighted average expected life of options	6 years
Weighted average grant date fair value per share	$3.50

     The following table summarizes the Company’s stock option activity for the three month period ended September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Options	Price	Term	Value	Value
Balance, June 30, 2010	1,148,401	$5.14	—	$3,309	$—
Exercisable, June 30, 2010	763,737	$5.38	—	$2,173	$—
Grants	145,000	$5.50	—	$508	$—
Exercised	(13,334)	$4.70	—	$(39)	$11
Forfeitures/expirations	(9,167)	$7.60	—	$(40)	$—
Balance, September 30, 2010	1,270,900	$5.17	7.29 years	$3,738	$451
Exercisable, September 30, 2010	822,909	$5.21	6.44 years	$2,301	$223
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of September 30, 2010 is $3,738. As of September 30, 2010 there was $1,210 of total unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.7 years. This expense assumes that there will be no forfeitures, and this assumption is based on the positions of the option recipients within the Company and the low number of past forfeitures. Since the Plan was adopted, the largest previous forfeitures were due to outside directors becoming employees of the Company. In such instances, the forfeited director stock options were simultaneously replaced with a like number of employee stock options. The expense for the three months ended September 30, 2010 and 2009 was $133 and $200, respectively, and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements because a valuation allowance has been created for the net deferred tax assets of GTN as of September 30, 2010.
     The total fair value of options vesting during the three months ended September 30, 2010 and 2009 was $207 and $0, respectively. The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $11 and $0, respectively.
     There were common stock equivalents due to stock options of 50,036 for the three month period ended September 30, 2010. Due to the net loss for the three month period ended September 30, 2009, the impact of the stock options on fully diluted earnings per share would be anti-dilutive and therefore is not included in common stock equivalents.
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
     The following table summarizes the restricted stock activity for the three month period ended September 30, 2010:

		Three months
		Ended
		September 30,
		2010
		Weighted
		Average Grant
		Date Fair
		Value
	Shares	Per Share
Unvested, beginning of period	248,329	$5.47
Grants	55,000	5.51
Converted to common stock upon lapse of restrictions	(6,667)	—
Forfeited	—	—
Unvested, end of period	296,662	$5.52
     As of September 30, 2010, there was $1,206 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years. Total compensation expense with regards to restricted stock for the three month periods ended September 30, 2010 and 2009 was $192 and $118, respectively and is included in selling, general and administrative expenses.
     For the three month period ended September 30, 2010 there were 45,317 common stock equivalents due to restricted stock. Due to the net loss for the three month period ended September 30, 2009, the impact of the restricted stock on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.
NOTE 11 — Segment Reporting
     The Company primarily operates in three geographic areas, Australia, Canada and United Kingdom, through its wholly owned subsidiaries ATN, GTC, which operates through its wholly owned subsidiary CTN, and UKTN, including its wholly owned subsidiary UK-Commercial. Select income statement information and capital expenditures for the periods ended September 30, 2010 and 2009 and select balance sheet information as of September 30, 2010 and 2009 is provided below. The All Other category consists primarily of MTN (renamed GAN effective October 12, 2010) and corporate overhead and assets of GTN. Management fees charged are treated as a contra-expense and eliminate on consolidation. All revenue is from external clients and there is no intersegment revenue. Intercompany advances are treated as non-current assets or liabilities and eliminate on consolidation.

	Three months	Three months
	Ended	Ended
	September 30,	September 30,
Australia	2010	2009
Revenues	$15,329	$12,092
Interest expense	—	6
Interest revenue	250	150
Depreciation & amortization expense	249	239
Intercompany management fee expense	408	384
Income tax expense	1,223	781
Segment profit	2,842	1,816
Expenditure for property and equipment	246	51

Segment assets	38,738	32,172
Current assets	35,855	28,927
Property & equipment, net	2,371	2,594
Deferred tax assets, net	453	395
Intangible assets, net	37	34
Goodwill	—	—
Segment liabilities	10,585	10,768

	Three	Three
	months	months
	Ended	Ended
	September 30,	September 30,
Canada	2010	2009
Revenues	$2,853	$1,311
Interest expense	—	—
Interest revenue	—	—
Depreciation & amortization expense	475	242
Intercompany management fee expense	—	—
Income tax expense	—	—
Segment loss	(736)	(1,573)
Expenditure for property and equipment	310	428

Segment assets	8,410	7,033
Current assets	4,169	1,972
Property & equipment, net	4,104	4,880
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	101	165
Goodwill	—	—
Segment liabilities	27,307	21,714

	Three	Three
	months	months
	Ended	Ended
	September 30,	September 30,
United Kingdom	2010	2009
Revenues	$7,121	$6,924
Interest expense	—	—
Interest revenue	—	—
Depreciation & amortization expense	703	738
Intercompany management fee expense	—	—
Income tax expense (benefit)	67	(73)
Segment profit (loss)	174	(428)
Expenditure for property and equipment	—	43

Segment assets	27,764	27,928
Current assets	9,868	6,907
Property & equipment, net	479	653
Deferred tax (liabilities), net	(2,957)	(3,239)
Intangible assets, net	12,875	15,749
Goodwill	4,476	4,552
Segment liabilities	32,609	32,194

	Three	Three
	months	months
	Ended	Ended
	September 30,	September 30,
All Other	2010	2009
Revenues	$—	$30
Interest expense	—	—
Interest revenue	—	1
Depreciation & amortization expense	—	28
Intercompany management fee revenue	(408)	(384)
Income tax expense	15	—
Segment loss	(946)	(849)
Expenditure for property and equipment	—	—

Segment assets	54,036	48,874
Current assets	467	642
Property & equipment (net)	—	4
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	—	75
Goodwill	—	—
Segment liabilities	3,043	2,321

	September 30,	September 30,
Intercompany eliminations	2010	2009
Segment assets	$(53,569)	$(48,153)
Current assets	—	—
Property & equipment (net)	—	—
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	—	—
Goodwill	—	—
Segment liabilities	(52,688)	(47,272)

	Three months	Three months
	Ended	Ended
	September 30,	September 30,
Total	2010	2009
Revenues	$25,303	$20,357
Interest expense	—	6
Interest revenue	250	151
Depreciation & amortization expense	1,427	1,247
Intercompany management fee expense	—	—
Income tax expense	1,305	708
Net profit (loss)	1,334	(1,034)
Expenditure for property and equipment	556	522

Total assets	75,379	67,854
Current assets	50,359	38,488
Property & equipment, net	6,954	8,131
Deferred tax (liabilities), net	(2,504)	(2,844)
Intangible assets, net	13,013	16,023
Goodwill	4,476	4,552
Total liabilities	20,856	19,725

     Non-cash stock based compensation is not allocated to the operating subsidiaries and is a component of the All Other segment above. Non-cash stock based compensation expense was $325 and $318 for the three months ended September 30, 2010 and 2009, respectively.
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

Revenues	Traffic	News	Television	Government	Total
Three months ended September 30, 2010	$19,600	$3,940	$819	$944	$25,303
Three months ended September 30, 2009	$15,714	$2,922	$765	$956	$20,357
NOTE 12 — Change in Accounting Estimate
     Effective March 1, 2010, the Company changed its estimate of the useful lives of helicopters owned by CTN from eight years to six years and the lives of CTN helicopter engine rebuilds from three years to two years. This change was implemented because the Company determined that the annual flight hours are more than originally anticipated. The life of a helicopter is based upon a blend of the life of the engine, which is approximately 2,200 flight hours, and the life of the airframe. The Company does not anticipate getting less use from the helicopters due to this change in useful life. Also, ATN helicopters were unaffected by this change in useful life as their annual flight hours have been in line with expectations. This change had the effect of increasing depreciation expense $144, reducing net operating income and net income $144, and reducing both basic and diluted earnings per share $0.01 for the three month period ended September 30, 2010.
NOTE 13 — Subsequent Event
     In October 2010, UKTN was informed that the Traffic Radio contract with the Highways Agency would not be extended beyond its current end date of August 31, 2011 due to budgetary constraints. For the three months ended September 30, 2010, revenue related to this contract was $944, operating income and net income was $208 and basic and diluted earnings per share was $0.01.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q and the annual audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission.
Executive Overview
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio stations in Australia, Canada and the United Kingdom and we provide traffic information reports to television stations in Australia and Canada. We also provide news information reports to radio stations in Canada, entertainment news reports to radio stations in the United Kingdom and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. We derive a substantial majority of our revenues from the sale to advertisers of commercial advertising inventory associated with these information reports. We obtain this advertising inventory from radio and television stations in exchange for providing stations with information reports and/or, for certain broadcasters, cash compensation. Although we are a Nevada corporation with principal executive offices located in New York, New York, we do not provide, nor do we currently intend to provide traffic or news reports to radio or television stations in the United States. However, we do offer our mobile traffic products to radio and television stations in the United States.
     Our operations are conducted through the following wholly owned direct and indirect subsidiaries:
•	The Australia Traffic Network Pty Limited (“Australia Traffic Network”);

•	Canadian Traffic Network ULC (“Canadian Traffic Network”);

•	Global Traffic Network (UK) Limited and Global Traffic Network (UK) Commercial Limited (“UK Traffic Network” and “UK Commercial Traffic Network,” respectively); and

•	Global Alert Network, Inc. (“Global Alert Network”), formerly named Mobile Traffic Network, Inc. (“Mobile Traffic Network”).
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

		Radio News,
		Sports,
		Weather,
		Business
		and
		Entertainment
	Radio Traffic	News	TV Reports
Australia	82	29	14
Canada	75	22	4
United Kingdom	273	129	—
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
     The majority of our revenues have been generated from our Australian operations, including approximately $15.3 million, or 61%, of our revenues for three month period ended September 30, 2010, of which approximately $11.2 million, or 44% of our total revenues, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the three month period ended September 30, 2009, approximately $12.1 million, or 59% of our revenues, was generated by our Australian operations, of which approximately $9.2 million, or 45%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to obtain more news report inventory in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in eight Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Ottawa, Edmonton and Winnipeg. We anticipate expanding our radio and television advertising inventory primarily by adding new network affiliates in our existing markets, as we have not penetrated the Canadian markets to the extent that we have done so in Australia or United Kingdom. However, we will continue to explore the expansion of our advertising inventory by both the introduction of new products as well as entering new markets. We obtained the majority of our United Kingdom radio advertising inventory as a result of our acquisition of The Unique Broadcasting Company Limited (“Unique”) on March 1, 2009, which we subsequently renamed UK Commercial Traffic Network. We are actively seeking to expand the amount of our traffic and entertainment news inventory from both new and existing radio affiliates in the United Kingdom. As commercial advertising inventory generated from our Australian, Canadian and United Kingdom operations increase, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenues from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We also experienced a similar lag when we began to receive news report inventory from Austereo in July 2006. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory associated with additional radio news reports in Australia, our provision of radio traffic reports in Canada and increases in radio advertising inventory in the United Kingdom.
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
Seasonality of Business
     We believe that advertising revenues in general vary moderately over the calendar year, with the three month period ending December 31 generally resulting in the highest revenues and the three month period ending March 31 generally resulting in the lowest revenues. This industry trend is mainly attributable to increases in the level of advertiser demand, and resulting increases in average advertising spot rates and/or number of spots sold, during the months leading up to the Christmas holiday season and lower advertiser demand following the end of the holiday season which leads to lower average advertising spot rates and/or number of spots sold during that time. We believe that this general trend in advertising revenues is applicable to our business. During certain previous years, the impact of seasonality on our results of operations has been offset by the rapid revenue growth of our business and, in certain cases, favorable exchange rate movements. As a result, our revenues for the quarter ending March 31 have frequently exceeded our revenues for the preceding quarter ended September 30. Our expenses other than sales costs are generally spread evenly over the fiscal year. As a result, we generally experience seasonality in the amount of our net income absent growth due to the addition of new network affiliates
Basis of Presentation
     We have derived substantially all of our revenues to date from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and, unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the prevailing exchange rate at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended September 30, 2010 and 2009 and applicable to our balance sheet data as of September 30, 2010 and June 30, 2010 are set forth below:
Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended September 30, 2010	0.9057	September 30, 2010	0.9671
Three month period ended September 30, 2009	0.8340
		June 30, 2010	0.8408
Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended September 30, 2010	0.9623	September 30, 2010	0.9716
Three month period ended September 30, 2009	0.9115
		June 30, 2010	0.9399
United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended September 30, 2010	1.5510	September 30, 2010	1.5716
Three month period ended September 30, 2009	1.6411
		June 30, 2010	1.4945
     We estimate that the impact from currency changes on our operating results for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 has been to increase (decrease) income statement amounts as follows:

Three months
Ended
September 30,
2010
(in thousands)
Australia
Revenues	$1,214
Operating expenses (exclusive of depreciation and amortization)	643
Sales, general & administrative expenses	248
Canada
Revenues	151
Operating expenses (exclusive of depreciation and amortization)	124
Sales, general & administrative expenses	40
United Kingdom
Revenues	(414)
Operating expenses (exclusive of depreciation and amortization)	(318)
Sales, general & administrative expenses	(40)
Australia, Canada and United Kingdom combined
Revenues	951
Operating expenses (exclusive of depreciation and amortization)	449
Sales, general & administrative expenses	248

     When discussing changes in income statement accounts from the three month period ended September 30, 2009, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
     Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. Any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of our revenues and expenses. To the extent foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. This occurred in Australia for the fiscal year ended June 30, 2009. For example, for the three months ended March 31, 2009, although revenue increased approximately 11.7% when measured in Australian dollars, our reported Australia revenue in U.S. dollars decreased approximately 18.1% from the three months ended March 31, 2008. Conversely, a weak U.S. dollar may mask lower performance in local currencies as it is possible for us to report higher revenues in U.S. dollars despite revenue declines in local currency in the markets in which we operate.
     For our first fiscal quarter that ended September 30, 2010, the Australian dollar was significantly stronger than during the quarter ended September 30, 2009. This trend has continued to date during the second fiscal quarter of 2011. Should the exchange rate between the U.S. and Australian dollar remain at current levels, this will have the effect of increasing revenues and expenses reported in U.S. dollars from our Australian operations (which constitute the majority of our business) for our second fiscal quarter ended December 31, 2010 absent any change in performance in local currency.
     In October 2010, UKTN was informed that the Traffic Radio contract with the Highways Agency would not be extended beyond its current end date of August 31, 2011 due to budgetary constraints. We expect the contract will continue under its current terms through the end date and thus will have no impact on our financial results for the remainder of the current fiscal year. For the three months ended September 30, 2010, revenue related to this contract was $944, operating income and net income was $208 and basic and diluted earnings per share was $0.01. Assuming stable exchange rates, we expect that the impact on an annual basis would approximate the quarterly results for first fiscal quarter 2011 annualized, as the revenue and expenses related to the contract are fairly consistent on a quarter to quarter basis.
Results of Operations
Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009
     Revenues. Revenues increased from approximately $20.4 million for the three months ended September 30, 2009 to approximately $25.3 million for the three months ended September 30, 2010, an increase of approximately 24.0%. Australian revenues increased approximately $3.2 million, or approximately 26.4%, compared to the quarter ended September 30, 2009. The increase pertained primarily to our radio network. Approximately $1.2 million of the overall increase in Australian revenues was due to the Australian dollar being stronger in the first fiscal quarter 2010 compared to the first fiscal quarter 2009, while the remaining approximately $2.0 million was due to increased sales in local currency. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian revenues increased approximately 16.8% when measured in local currency compared to the three month period ended September 30, 2009. The Australian revenue increase in local currency was driven by an increase in the number of spots sold and higher spot rates compared to the previous year quarter. The increase in spots sold was due both to an increase in the amount of advertising inventory as well as a higher percentage of available spots being sold compared to the previous year period. Approximately 73% of the increase in revenue pertained to selling more spots as our rate increased approximately 4% from the previous year quarter. Revenues from our United Kingdom operations increased approximately $0.2 million (approximately 2.9%) which related to our traffic and entertainment news network advertising sales. Unlike the Australian and Canadian dollar, the British pound was actually weaker in the first fiscal quarter of this year compared to the first fiscal quarter of last year. As reflected in Changes in Key Operating Statistics in Local Currencies, United Kingdom revenues increased approximately 8.8% when measured in British pounds. Revenues from the sale of inventory related to our Canadian operations increased approximately $1.6 million, or approximately 123.1%, from the previous year quarter. The revenue increase in local currency was driven mainly by an increase in rate, which almost doubled compared to the three months ended September 30, 2009. The rate in the previous period had been impacted by “per inquiry” and guaranteed bonus spots, which became less prevalent in the current quarter due to increased advertiser demand. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian revenues increased approximately 106.2% when measured in Canadian dollars.
     Operating expenses (exclusive of depreciation and amortization discussed below). Operating expenses increased from approximately $15.0 million for the three months ended September 30, 2009 to approximately $16.1 million for the three months ended September 30, 2010, an increase of approximately 7.3%. Australian operating expenses increased approximately $1.4 million primarily due to an increase in station compensation of approximately $1.2 million and an increase in employee costs of approximately $0.2 million. Approximately $0.6 million of the approximately $1.4 million overall increase in Australian operating expenses discussed above was related to currency movements as the Australian dollar was stronger in the current fiscal quarter when compared to the quarter ended September 30, 2009. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian operating expenses increased by approximately 11.3%, when measured in local currency. Operating costs related to our United Kingdom operations decreased approximately $0.4 million compared to the quarter ended September 30, 2009. Employee costs were reduced $0.1 million, third party traffic out source provider costs were reduced $0.1 million and station compensation was $0.1 million lower than the previous year period. The reduction in station compensation was due to the weakening of the British pound against the U.S. dollar as station compensation increased in local currency. As reflected in Changes in Key Operating Statistics in Local Currencies, United Kingdom operating expenses decreased by approximately 1.4% in local currency. Operating expenses related to our Canadian operations increased approximately $0.1 million which was currency driven. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian operating expenses decreased by approximately 1.1% in local currency.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $4.8 million for the three months ended September 30, 2009 to approximately $5.4 million for the three months ended September 30, 2010, an increase of approximately 12.5%. Australian selling, general and administrative expenses increased approximately $0.4 million dollars compared to the quarter ended September 30, 2009, of which approximately $0.25 million related to currency translation differences as the Australia dollar was significantly stronger relative to the U.S. dollar compared to the year ago period. The majority of the increase in Australian selling, general and administrative in local currency pertained to higher sales employee compensation mainly resulting from the higher revenues for the period. Sales expense as a percentage of revenue in Australia decreased from approximately 14.5% for the three months ended September 30, 2009 to approximately 13.3% for the three months ended September 30, 2010. Canada Traffic Network selling, general and administrative expenses increased approximately $0.4 million primarily due to a $0.3 million increase in costs related to our sales staff due to commissions on increased sales as well as the hiring of additional sales representatives and sales managers. Sales for our Canadian operations more than doubled in both local currency and U.S. dollars for the period. Selling, general and administrative expenses decreased approximately $0.1 million in the United Kingdom primarily due lower employee sales compensation. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $0.3 million for the both the three months ended September 30, 2010 and 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $1.2 million for the three months ended September 30, 2009 to approximately $1.4 million for the three months ended September 30, 2010. Approximately $0.1 million of the increase related to shortening the useful lives of the Canadian Traffic Network helicopters from eight years to six years and reducing the Canadian Traffic Network helicopter engine rebuild useful lives from three years to two years in March 2010. This change in estimate was made due to our flying more hours per year in Canada than originally anticipated.
     Interest expense. Interest expense was $0 for the three months ended September 30, 2010 as the Company has no outstanding debt.
     Other income. Other income was approximately $0.25 million for the three months ended September 30, 2010, compared to approximately $0.3 million for the three months ended September 30, 2009. Other income consists primarily of interest income on our cash balances. For the three month period ended September 30, 2009, there was approximately $0.1 million of foreign translation income. This income resulted from the repayment of balances due the Company by Australia Traffic Network during the prior year period. Intercompany balances between the Company and its subsidiaries are translated from the local currencies to U.S. dollars at each balance sheet date. To the extent these balances are intended to be ongoing, that is, settlement is neither planned nor anticipated, the translation adjustments to balance intercompany are reflected as a component of other comprehensive income. The repayment of the Australia Traffic Network intercompany balance triggered a realized foreign exchange income during the period ended September 30, 2009.
     Income tax expense. Income tax expense increased from approximately $0.7 million for the three months ended September 30, 2009 to approximately $1.3 million for the three months ended September 30, 2010. The increase was primarily due to higher net profit in Australia when measured in U.S. dollars for the three months ended September 30, 2010 compared to the three month period ended September 30, 2009. The effective tax rate in Australia was 30.1% for the three month periods ended September 30, 2010 and 2009 compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. In addition, tax expense related to our United Kingdom operations increased approximately $0.1 million due to increased profits from UK Commercial Traffic Network. The UK Traffic Network realized approximately $0.2 million tax benefit due primarily to the utilization of the deferred tax liability created by the Unique acquisition. The UK Traffic Network tax benefit was offset by approximately $0.25 million of tax expense related to the utilization of UK Commercial Traffic Network’s net operating loss carry-forwards. UK Commercial Traffic Network’s tax benefit and expense are both non-cash items.
     Net income (loss). Net income increased from a net loss of approximately $1.0 million for the three months ended September 30, 2009 to net income of approximately $1.3 million for the three months ended September 30, 2010. The increase is primarily attributable to a smaller Canadian Traffic Network net loss due in large part to significantly higher sales in that market, increased Australia Traffic Network net income resulting from higher sales and favorable currency movements and the financial performance of UK Traffic Network improving from a net loss to net income, primarily based upon the performance of UK Commercial Traffic Network.
Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended September 30, 2010 and 2009 were 0.9057 and 0.8340, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$16,925	$14,495	16.8%
Operating expenses	8,974	8,064	11.3%
Selling, general and administrative expenses	3,464	3,204	8.1%
Depreciation and amortization expense	275	287	(4.2)%
Interest expense	—	8	(100.0)%
Other (income)	(276)	(180)	53.3%
Income tax expense	1,350	936	44.2%
Net income	3,138	2,176	44.2%

     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended September 30, 2010 and 2009 were 0.9623 and 0.9115, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$2,965	$1,438	106.2%
Operating expenses	2,446	2,474	(1.1)%
Selling, general and administrative expenses	787	431	82.6%
Depreciation and amortization expense	494	265	86.4%
Interest expense	—	—	—
Other expense (income)	2	(7)	(128.6)%
Income tax expense	—	—	—
Net loss	(764)	(1,725)	(55.7)%
     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars applicable to the three month periods ended September 30, 2010 and 2009 were 1.5510 and 1.6411, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	September 30,	September 30,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	£4,591	£4,219	8.8%
Operating expenses	3,534	3,585	(1.4)%
Selling, general and administrative expenses	449	518	(13.3)%
Depreciation and amortization expense	453	449	0.9%
Interest expense	—	—	—
Other (income)	—	(28)	(100.0)%
Income tax expense (benefit)	43	(45)	(195.6)%
Net income (loss)	112	(260)	(143.1)%
Liquidity and Capital Resources
     At September 30, 2010, the Company’s primary source of liquidity was cash and cash equivalents of approximately $27.4 million. At September 30, 2010, the Company also had approximately $1.9 million available under its overdraft credit line. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at September 30, 2010.
     Operating activities. Cash provided by operating activities was approximately $5.5 million for the three months ended September 30, 2010, due mainly to positive cash generation from operations (after the net income was adjusted for non-cash expenses) combined with positive changes in working capital. The largest source of working capital was an increase in accounts payable of approximately $2.1 million. The majority of the increase in accounts payable relates to the timing of vendor invoices and is expected to reverse in subsequent periods.
     Investing activities. Cash used in investing activities was approximately $0.6 million for the three month period ended September 30, 2010. The cash used for investing activities consisted of capital expenditures, the majority of which was for the periodic rebuilding of helicopter engines in Canada and Australia.
     Financing activities. Cash used in financing activities was $0 for the three months ended September 30, 2010. The Company currently has no long term debt or amounts outstanding under its bank overdraft line of credit.
     Effect of exchange rate changes. Cash and cash equivalents were increased approximately $2.9 million for the three months ended September 30, 2010 due primarily to the significant strengthening of the Australian dollar, as a significant majority of our cash and cash equivalents are denominated in Australian dollars.
     We believe our cash and cash equivalents on hand and our overdraft line of credit of approximately $1.9 million provides adequate resources to fund ongoing operations, including any net losses generated by certain of our subsidiaries. However, our capital requirements depend on many factors, including, without limitation, the amount, if any, of cash provided by our operating activities, cash requirements of our expansion in the United Kingdom, the occurrence and timing of any expansion efforts in new geographic markets, the cost associated with development and commercialization of Global Alert Network’s mobile telephone technology and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission.
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
     Other factors that could cause actual results to differ from those implied by the forward-looking statements in this report are more fully described in the “Risk Factors” section of our annual report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission.
Item 3. Qualitative and Quantitative Disclosures about Market Risk
     We are exposed to market risks. Market risk is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative purposes.
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.3 million on an annual basis based on the balances at September 30, 2010. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. We had no outstanding long-term debt as September 30, 2010 nor did we have any balance outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see variable interest rate long-term debt as a significant interest rate risk.

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
Accounts Receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 6% of our annual revenue. However, one advertising agency that represents a number of our advertising clients in Australia, Canada and the United Kingdom constituted approximately 27% of our revenues for the three months ended September 30, 2010 and approximately 27% of our net accounts receivable as of September 30, 2010. Another advertising agency representing a number of our advertising clients in Australia constituted approximately 12% of our revenues for the three months ended September 30, 2010 and approximately 13% of our net account receivable as of September 30, 2010. Another advertising agency that represent a number of our advertising clients in Australia, Canada and United Kingdom constituted approximately 11% of our revenues for the three months ended September 30, 2010 and approximately 12% of our net accounts receivable as of September 30, 2010. In addition to the aforementioned agencies, it is likely other advertising agencies may exceed 10% of our revenues and/or 10% of our net accounts receivable in the future based on the current or past billing levels of certain agencies. In the United Kingdom, substantially all our advertising related revenues come from five agency groups (including one agency group placing approximately 63% of our UK advertising revenues for the three months ending September 30, 2010); therefore our concentration of revenue by agency is greater in the UK market than for our Company as a whole.
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

Dated: November 10, 2010	By:	/s/ William L. Yde III
		Name:	William L. Yde III
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 10, 2010	By:	/s/ Scott E. Cody
		Name:	Scott E. Cody
		Title:	Chief Financial Officer and Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.