Form 10-Q
period 2010-12-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2011-02-10
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 9, 2011, the registrant had 18,548,420 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents	$29,504	$19,564
Accounts receivable net of allowance for doubtful accounts of $117 and $69 at December 31, 2010 and June 30, 2010	26,291	18,790
Prepaids and other current assets	1,653	1,989
Deferred tax assets	337	239

Total current assets	57,785	40,582

Property and equipment, net	6,482	6,693
Intangible assets, net	12,269	13,013
Goodwill	4,447	4,257
Deferred tax assets	170	129
Other assets	383	414

Total assets	$81,536	$65,088

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$15,175	$11,709
Deferred revenue	339	810
Income taxes payable	2,236	1,306

Total current liabilities	17,750	13,825
Deferred tax liabilities	2,936	2,747
Other liabilities	447	349

Total liabilities	21,133	16,921

Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of December 31, 2010 and June 30, 2010	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 18,474,731 shares issued and outstanding as of December 31, 2010 and 18,409,834 shares issued and outstanding as of June 30, 2010	18	18
Additional paid in capital	52,066	51,391
Accumulated other comprehensive income	6,866	389
Retained earnings (accumulated deficit)	1,453	(3,631)

Total shareholders’ equity	60,403	48,167

Total liabilities and shareholders’ equity	$81,536	$65,088

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$31,811	$25,624	$57,114	$45,981

Operating expenses (exclusive of depreciation and amortization shown separately below)	18,189	16,727	34,321	31,687
Selling, general and administrative expenses	6,743	5,664	12,096	10,416
Depreciation and amortization expense	1,486	1,310	2,913	2,557

Net operating income	5,393	1,923	7,784	1,321
Interest expense	—	9	—	15
Other (income) (including interest income of $290 and $162 for the three months ended December 31, 2010 and 2009 and interest income of $540 and $313 for the six months ended December 31, 2010 and 2009)	(297)	(199)	(548)	(508)
Other expense	4	3	7	30

Net income before income taxes	5,686	2,110	8,325	1,784
Income tax expense	1,936	1,288	3,241	1,996

Net income (loss)	$3,750	$822	$5,084	$(212)

Income (loss) income per common share:
Basic	$0.21	$0.05	$0.28	$(0.01)
Diluted	$0.20	$0.05	$0.27	$(0.01)
Weighted average common shares outstanding:
Basic	18,178,570	18,091,502	18,173,925	18,091,502
Diluted	18,742,974	18,121,113	18,528,757	18,091,502
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months
	Ended
	December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5,084	$(212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,913	2,557
Allowance for doubtful accounts	48	(3)
Non-cash compensation expense	675	633
Change in deferred taxes	12	(274)
Foreign currency translation income	—	(101)
Loss on disposal or write-down of assets	92	26

Changes in assets and liabilities (net of effects from purchase of controlled entity):
Accounts receivable	(4,581)	(1,576)
Prepaid and other current assets and other assets	566	151
Accounts payable and accrued expenses and other liabilities	1,756	1,293
Deferred revenue	(563)	(782)
Income taxes payable	599	(711)

Net cash provided by operating activities	6,601	1,001

Cash flows from investing activities:
Purchase of property and equipment	(737)	(1,072)
Acquisition of business	—	(3,488)

Net cash used in investing activities	(737)	(4,560)

Cash flows from financing activities:
Repayment of long term debt	—	(414)

Net cash used in financing activities	—	(414)

Effect of exchange rate changes on cash and cash equivalents	4,076	1,586

Net increase (decrease) in cash and cash equivalents	9,940	(2,387)
Cash and cash equivalents at beginning of fiscal period	19,564	21,419

Cash and cash equivalents at end of fiscal period	$29,504	$19,032

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:

Interest	$—	$15

Income taxes	$2,625	$3,010

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts unless noted)
Information as of December 31, 2010 and 2009 and for the six months ended December 31,
2010 and 2009 is unaudited
NOTE 1 — Description of the Company’s Business
     Global Traffic Network, Inc. (the “Company”) provides traffic and news information reports to radio and television stations in international markets. The Company provides traffic information reports to radio and television stations in Australia and Canada and traffic information reports to radio stations in the United Kingdom, provides news and information reports to radio stations in Canada, entertainment news reports to radio stations in the United Kingdom and has an inventory of commercial advertising embedded in radio news reports in Australia. The Company derives a substantial majority of its revenues from the sale of commercial advertising embedded within these information reports. The Company obtains this advertising inventory from radio and television stations in exchange for providing stations with information reports and/or cash compensation. The Company also derives revenues from providing traffic related reporting services to government agencies in the United Kingdom.
NOTE 2 — Basis of Presentation
     The consolidated financial statements consist of the Company and its four wholly owned subsidiaries, The Australia Traffic Network Pty Limited (“ATN”), Global Traffic Canada, Inc. (“GTC”) including its wholly owned subsidiary Canadian Traffic Network ULC (“CTN”), Global Traffic Network (UK) Limited (“UKTN”) including its wholly owned subsidiary Global Traffic Network (UK) Commercial Limited (“UK-Commercial”) and Global Alert Network, Inc. (“GAN”). Effective October 12, 2010, GAN changed its name from Mobile Traffic Network, Inc. (“MTN”). GTC is a holding company and had no assets or liabilities other than its ownership of CTN at December 31, 2010 and June 30, 2010. Because the financial statements are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation. All adjustments that in the opinion of management are necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The results of operation for the period ended December 31, 2010 is not necessarily indicative of the operating results for a full fiscal year.
     Although ATN’s functional currency is Australian dollars, CTN’s functional currency is Canadian dollars and UKTN and UK-Commercial’s functional currency is British pounds, for reporting purposes the Company’s financial statements are presented in United States dollars. The financial statements have been translated into United States dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation” (“SFAS 52”). Effective July 1, 2009, the provisions of SFAS 52 were incorporated in the Codification under FASB ASC 830. Income statement amounts are translated from Australian dollars, Canadian dollars, or British pounds to United States dollars based on the average exchange rate for each quarterly period. Assets and liabilities are translated based on the exchange rate as of the applicable balance sheet date. Equity contributions are translated based on the exchange rate at the time of the applicable investment. Foreign currency translation adjustments upon translation of the Company’s financial statements to United States dollars are recognized as other comprehensive income (loss). Realized gains and losses resulting from currency translation adjustments are recognized in the accompanying statements of income as other expense (income).
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
NOTE 3 — Earnings per Share
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended December 31, 2010 and 2009, there were common equivalent shares outstanding due to outstanding stock options of 1,265,900 and 1,148,400, respectively, restricted common shares of 288,328 and 218,332, respectively, and warrants issued to the underwriter of the Company’s IPO to purchase common shares of 360,000 and 380,000, respectively, that have a strike price of $6.00 and expire March 23, 2011.
     There were common stock equivalents due to stock options of 316,514 and 6,874, respectively, for the three month periods ended December 31, 2010 and 2009. There were common stock equivalents due to stock options of 196,458 for the six month period ended December 31, 2010. Due to the net loss for the six month period ended December 31, 2009, the impact of the stock options on fully diluted earnings per share would be anti-dilutive and therefore is not included in common stock equivalents. For the three month period ended December 31, 2009, 783,400 stock options with exercise prices between and $4.66 and $8.70 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. For the six month period ended December 31, 2010, 260,000 stock options with exercise prices between $6.68 and $7.05 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive.

     For the three month periods ended December 31, 2010 and 2009 there were 162,756 and 22,737, respectively, common stock equivalents due to restricted stock. For the six month period ended December 31, 2010 there were 128,122 common stock equivalents due to restricted stock. Due to the net loss for the six month period ended December 31, 2009, the impact of the restricted stock on fully diluted earnings per share would be anti-dilutive, and therefore is not included in the calculation of fully diluted earnings per share.

     There were common stock equivalents due to warrants of 85,134 and 0, respectively, for the three month periods ended December 31, 2010 and 2009. For the three month period ended December 31, 2009, 380,000 warrants with an exercise price of $6.00 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. There were common stock equivalents due to warrants of 30,252 for the six month period ended December 31, 2010. Due to the net loss for the six month period ended December 31, 2009, the impact of the warrants on fully diluted earnings per share would be anti-dilutive and therefore is not included in common stock equivalents. Since December 31, 2010, 8,443 additional warrants have been exercised (in a cashless manner) resulting in the issuance of 3,578 additional common shares.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Basic Shares Outstanding	18,178,570	18,091,502	18,173,925	18,091,502
Stock Options, Restricted Stock & Warrants	564,404	29,611	354,832	N/A
Diluted Shares Outstanding	18,742,974	18,121,113	18,528,757	18,091,502
NOTE 4 — Recent Accounting Pronouncements
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”) which amends FASB ASC Topic 350 (Intangibles — Goodwill and Other) to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require performing Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years and the interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company intends to adopt the provisions of ASU 2010-28 effective July 1, 2011 and does not expect the adoption to have a material impact on its consolidated financial position or results of operations.
NOTE 5 — Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have exceeded and continue to exceed those amounts insured and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance. In addition, a substantial majority of the Company’s cash balances is held in one financial institution located in Australia. Furthermore, a majority of the Company’s cash is maintained in foreign currencies, which is also subject to currency exchange rate fluctuation risk.

	December 31,	June 30,
	2010	2010
Cash and cash equivalents consist of the following:
Domestic currency	$714	$234
Foreign currencies	28,790	19,330

Total cash and cash equivalents	$29,504	$19,564
     Money market investments with a fair value of $26 are included in cash and cash equivalents as of December 31, 2010. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1 as defined in FASB ASC 820.
NOTE 6 — Major Suppliers
     Approximately 18% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At December 31, 2010, trade payables to this supplier comprised approximately 29% of the Company’s trade payables balance.
     Approximately 17% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia. Radio commercial advertising inventory is received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and agreements through May 31, 2012 to receive radio news commercial airtime inventory. At December 31, 2010, trade payables to this supplier comprised approximately 9% of the Company’s trade payables balance.
     Twenty three of the Company’s Canadian radio station affiliates, which represent approximately 34% of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports, are owned by one company. These stations account for approximately 45% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a substantial portion of the Company’s Canadian revenues. The Company’s provision of traffic reports to 22 of these radio stations is governed by a four year agreement effective January 1, 2009. At December 31, 2010, trade payables to this supplier comprised approximately 9% of the Company’s trade payables balance. Effective February 1, 2011, four of these stations were sold and are no longer subject to the agreement.
     Approximately 19% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from a large broadcaster in the United Kingdom. In addition, this commercial airtime inventory comprises approximately 28% of the audience delivery (“impacts”) of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory under a three year agreement effective November 1, 2010. The agreement may be cancelled prior to the end date by either party upon 90 days prior notice during the period commencing August 31, 2012 and ending October 1, 2012. At December 31, 2010, trade payables to this supplier comprised approximately 5% of the Company’s trade payables balance.
     Approximately 15% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from another large broadcaster in the United Kingdom. This commercial airtime inventory comprises approximately 26% of the impacts of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory to sell (on a variable cost basis) under the terms of an agreement that expired effective August 31, 2010. This broadcaster also provides a material portion of the Company’s radio entertainment news commercial airtime inventory under the terms of a separate agreement that expired effective August 31, 2010. At December 31, 2010, trade payables to this supplier comprised approximately 5% of the Company’s trade payables balance. Pending negotiation and execution of a renewal of the Company’s agreements with this broadcaster, the Company has continued to provide service to and receive inventory from such broadcaster under the terms of the expired agreements.
NOTE 7 — Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Six months	Six months
	ended	ended
	December 31,	December 31,
	2010	2009
Net income (loss)	$5,084	$(212)
Foreign currency translation adjustment	6,477	2,201

Comprehensive income	$11,561	$1,989
NOTE 8 — Income Taxes
     Tax expense for the six months ended December 31, 2010 and 2009 was $3,241 and $1,996, respectively. The effective tax rate for the six months ended December 31, 2010 and 2009 was 38.9% and 111.9%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to the Company’s Australian operations reporting a taxable profit and tax expense while the Company’s Canadian operations generate a net loss without recording an income tax benefit.
     Although UK-Commercial is profitable on a tax basis, the Company’s United Kingdom operations are unable to utilize the group relief provision of the United Kingdom tax code until UK-Commercial’s net operating loss carry forwards have been exhausted. The valuation allowance for the period ending December 31, 2010 was reduced due to the use of previously valued deferred tax assets of $1,460 pertaining primarily to ATN net income that was recognized by Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) during the period, which was partially offset by $964 of additions to the valuation allowance primarily for net operating losses of CTN as well as certain other deferred tax assets. Prior to July 1, 2009, the Company considered all earnings of ATN to be indefinitely reinvested abroad and therefore did not recognize a deferred tax liability with regards to the undistributed earnings of ATN. As a result of the change in permanent investment status, GTN has recognized deferred tax liabilities of $14,147 for undistributed earnings and profits of ATN to date which are partially offset by foreign tax credit deferred tax assets of $10,840.
     The Company realized a tax benefit of $365 due to a reduction of the deferred tax liability that was established due to the acquisition of Unique. The initial amount of this tax liability was $4,342 and the current carrying value is $3,400 (the balance has decreased less than the cumulative tax benefit realized due to increases in currency exchange rates). The Company has not recorded any other tax benefit for the periods ended December 31, 2010 and 2009 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN and CTN, as well as certain deferred tax assets of UKTN at December 31, 2010 and June 30, 2010 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent the Company determines that the deferred tax assets will more likely than not be realized. The Company had tax carried forward losses (prior to the valuation allowance) of $5,424 and $5,292 as of December 31, 2010 and June 30, 2010, respectively. As of December 31, 2010, all of the tax carried forward losses related to the Company’s foreign operations. The Company recorded a deferred tax asset of $1,252 associated with the net operating losses of Unique which the Company acquired March 1, 2009. The Company has not recorded a valuation allowance against this deferred tax asset since it believes it is more likely than not that it will be able to utilize these net operating losses against future taxable income of UK-Commercial. The deferred tax asset related to the UK-Commercial net operating losses was $464 as of December 31, 2010 and the Company recognized $430 of non-cash income tax expense for the six months ended December 31, 2010 due to the utilization of this asset. The Company will continue to assess this position and, if necessary, establish a valuation allowance in order that the net carrying value of the deferred tax asset approximates its net realizable value. UK-Commercial has generated taxable income since its acquisition date.

	December 31,	June 30,
	2010	2010
Tax carried forward losses	$5,424	$5,292
Other deferred tax assets	5,246	4,272

Total deferred tax assets	10,670	9,564
Total deferred tax liabilities	6,726	5,074

Net deferred tax assets before valuation allowance	3,944	4,490
Valuation allowance	(6,373)	(6,869)

Net deferred tax (liabilities)	$(2,429)	$(2,379)
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consists of the following as of December 31, 2010:

December 31,
2010
Year 1	$911
Year 2	643
Year 3	430
Year 4	164
Year 5	118
Thereafter	157

Total	$2,423
     Total rent expense charged to expenses in the accompanying statements of income for the three and six months ended December 31, 2010 and 2009 was $317, $297, $611 and $620, respectively. Rent expense on an annualized basis exceeds rental commitments primarily due to many of the Company’s operations and hangar arrangements being short term in nature.
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
Contractual station commitments by year and in the aggregate are as follows:

As of
December 31,
2010
Year 1	$38,444
Year 2	26,012
Year 3	8,616
Year 4	370
Year 5	—
Thereafter	—

Total	$73,442
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

As of
December 31,
2010
Year 1	$3,132
Year 2	3,044
Year 3	—
Year 4	—
Year 5	—
Thereafter	—

Total	$6,176

     In January 2011, CTN committed to rebuild the engine of one of its owned helicopters. This is a normal and recurring expenditure as the helicopter engines need to be regularly rebuilt based on the number of hours flown. The expected capital expenditure is approximately $300.
NOTE 10 — Stock based compensation
     The Company maintains an Amended and Restated 2005 Stock Incentive Plan (the “Plan”) under which 2,400,000 shares are authorized for issuance. Adoption of the Plan and all amendments thereto have been approved by the Company’s stockholders, including an amendment on December 15, 2010 to increase the number of shares authorized for issuance under the Plan from 1,800,000 to 2,400,000. Stock options and restricted stock that are issued, outstanding or available for future issuance under the Plan are summarized below:

As of
December 31,
2010
Shares authorized under plan	2,400,000
Stock options outstanding	(1,265,900)
Stock options exercised	(43,268)
Restricted shares outstanding	(288,328)
Restricted shares converted into common shares upon lapse of restrictions	(121,672)

Shares available for issuance under plan	680,832

     Stock Options
     The Company is required to determine the fair value of employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

Six months
Ended
December 31,
2010
Risk-free interest rate	1.41-2.11%
Volatility factor	70.05-70.55%
Weighted volatility	70.53%
Dividend yield	—
Option price	$5.30-$5.51
Weighted average expected life of options	6 years
Weighted average grant date fair value per share	$3.50
     The following table summarizes the Company’s stock option activity for the six month period ended December 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Options	Price	Term	Value	Value
Balance, June 30, 2010	1,148,401	$5.14	—	$3,309	$—
Exercisable, June 30, 2010	763,737	$5.38	—	$2,173	$—
Grants	145,000	$5.50	—	$508	$—
Exercised	(18,334)	$4.69	—	$(53)	$35
Forfeitures/expirations	(9,167)	$7.60	—	$(40)	$—
Balance, December 31, 2010	1,265,900	$5.17	7.04 years	$3,724	$5,227
Exercisable, December 31, 2010	817,909	$5.21	6.19 years	$2,287	$3,343
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of December 31, 2010 is $3,724. As of December 31, 2010, there was $1,063 of unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.6 years. This expense assumes that there will be no forfeitures, and this assumption is based on the positions of the option recipients within the Company and the low number of past forfeitures. Since the Plan was adopted, the largest previous forfeitures were due to outside directors becoming employees of the Company. In such instances, the forfeited director stock options were simultaneously replaced with a like number of employee stock options. Stock option expense for the six months ended December 31, 2010 and 2009 was $280 and $388, respectively, and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements because a valuation allowance has been created for the net deferred tax assets of GTN as of December 31, 2010.
     The total fair value of options vesting during the six months ended December 31, 2010 and 2009 was $207 and $93, respectively. The total intrinsic value of options exercised during the six months ended December 31, 2010 and 2009 was $35 and $0, respectively.

     Restricted Stock
     The Company has awarded restricted shares of its common stock under the Plan to certain employees and directors. The awards, which are comprised of shares of common stock that are subject to transfer and forfeiture restrictions, have restriction periods tied solely to continued employment or service on the Company’s board of directors and vest over three years. The value of these restricted stock awards is calculated at the fair market value of the shares on the date of grant, net of estimated forfeitures, and is expensed pro rata over the vesting period.
     The following table summarizes the restricted stock activity for the six month period ended December 31, 2010:

		Six months
		Ended
		December 31,
		2010
		Weighted
		Average Grant
		Date Fair
		Value
	Shares	Per Share
Unvested, beginning of period	248,329	$5.47
Grants	55,000	5.51
Converted to common stock upon lapse of restrictions	(15,001)	—
Forfeited	—	—
Unvested, end of period	288,328	$5.56
     As of December 31, 2010, there was $1,003 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years. Total compensation expense with regards to restricted stock for the six month periods ended December 31, 2010 and 2009 was $395 and $245, respectively and is included in selling, general and administrative expenses.
     On February 9, 2011, the compensation committee of the Company granted an additional 72,725 shares of restricted stock. The restriction period of this restricted stock grant is comparable to those previously granted by the Company.
NOTE 11 — Segment Reporting
     The Company primarily operates in three geographic areas, Australia, Canada and United Kingdom, through its wholly owned subsidiaries ATN, GTC, which operates through its wholly owned subsidiary CTN, and UKTN, including its wholly owned subsidiary UK-Commercial. Select income statement information and capital expenditures for the periods ended December 31, 2010 and 2009 and select balance sheet information as of December 31, 2010 and 2009 is provided below. The All Other category consists primarily of GAN (previously MTN and renamed effective October 12, 2010) and corporate overhead and assets of GTN. Management fees charged are treated as a contra-expense and eliminate on consolidation. All revenue is from external clients and there is no intersegment revenue. Intercompany advances are treated as non-current assets or liabilities and eliminate on consolidation.

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Australia	2010	2009	2010	2009
Revenues	$19,189	$15,925	$34,518	$28,017
Interest expense	—	9	—	15
Interest revenue	285	161	535	311
Depreciation & amortization expense	284	260	533	499
Intercompany management fee expense	445	407	853	791
Income tax expense	1,937	1,460	3,160	2,241
Segment profit	4,518	3,363	7,360	5,179
Expenditure for property and equipment	55	210	301	261

			December 31,	December 31,
			2010	2009
Segment assets			43,639	32,180
Current assets			40,884	28,989
Property & equipment, net			2,272	2,589
Deferred tax assets, net			507	390
Intangible assets, net			40	35
Goodwill			—	—
Segment liabilities			11,272	9,204

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Canada	2010	2009	2010	2009
Revenues	$4,631	$2,498	$7,484	$3,809
Interest expense	—	—	—	—
Interest revenue	—	—	—	—
Depreciation & amortization expense	484	291	959	533
Intercompany management fee expense	—	—	—	—
Income tax expense	—	—	—	—
Segment profit (loss)	167	(971)	(569)	(2,544)
Expenditure for property and equipment	120	306	430	734

			December 31,	December 31,
			2010	2009
Segment assets			10,376	8,282
Current assets			6,458	3,128
Property & equipment, net			3,787	4,988
Deferred tax assets (liabilities), net			—	—
Intangible assets, net			87	150
Goodwill			—	—
Segment liabilities			29,692	24,167

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
United Kingdom	2010	2009	2010	2009
Revenues	$7,991	$7,200	$15,112	$14,124
Interest expense	—	—	—	—
Interest revenue	5	1	5	1
Depreciation & amortization expense	717	734	1,420	1,472
Intercompany management fee expense	—	—	—	—
Income tax (benefit) expense	(2)	(172)	65	(245)
Segment profit (loss)	41	(532)	215	(960)
Expenditure for property and equipment	6	34	6	77

			December 31,	December 31,
			2010	2009
Segment assets			26,755	27,382
Current assets			9,677	6,805
Property & equipment, net			423	640
Deferred tax (liabilities), net			(2,936)	(3,108)
Intangible assets, net			12,142	15,263
Goodwill			4,447	4,606
Segment liabilities			31,525	32,226

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
All Other	2010	2009	2010	2009
Revenues	$—	$1	$—	$31
Interest expense	—	—	—	—
Interest revenue	—	—	—	1
Depreciation & amortization expense	1	25	1	53
Intercompany management fee revenue	(445)	(407)	(853)	(791)
Income tax expense	1	—	16	—
Segment loss	(976)	(1,038)	(1,922)	(1,887)
Expenditure for property and equipment	—	—	—	—

			December 31,	December 31,
			2010	2009
Segment assets			56,419	51,221
Current assets			766	547
Property & equipment (net)			—	1
Deferred tax assets (liabilities), net			—	—
Intangible assets, net			—	50
Goodwill			—	—
Segment liabilities			3,416	2,661

			December 31,	December 31,
Intercompany eliminations			2010	2009
Segment assets			$(55,653)	$(50,623)
Current assets			—	—
Property & equipment (net)			—	—
Deferred tax assets (liabilities), net			—	—
Intangible assets, net			—	—
Goodwill			—	—
Segment liabilities			(54,772)	(49,742)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Total	2010	2009	2010	2009
Revenues	$31,811	$25,624	$57,114	$45,981
Interest expense	—	9	—	15
Interest revenue	290	162	540	313
Depreciation & amortization expense	1,486	1,310	2,913	2,557
Intercompany management fee expense	—	—	—	—
Income tax expense	1,936	1,288	3,241	1,996
Net profit (loss)	3,750	822	5,084	(212)
Expenditure for property and equipment	181	550	737	1,072

			December 31,	December 31,
			2010	2009
Total assets			81,536	68,442
Current assets			57,785	39,469
Property & equipment, net			6,482	8,218
Deferred tax (liabilities) assets, net			(2,429)	(2,718)
Intangible assets, net			12,269	15,498
Goodwill			4,447	4,606
Total liabilities			21,133	18,516
     Non-cash stock based compensation is not allocated to the operating subsidiaries and is a component of the All Other segment above. Non-cash stock based compensation expense was $350, $315, $675 and $633 for the three and six month periods ended December 31, 2010 and 2009, respectively.
     Effective February 2011, the Company converted a majority of the intercompany advance to UKTN to an equity investment, which significantly reduced the UK segment liabilities. There was no impact on the consolidated balance sheet of the Company as the advance/equity eliminates in consolidation.
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

Revenues	Traffic	News	Television	Government	Total
Three months ended December 31, 2010	$23,946	$6,046	$775	$1,044	$31,811
Three months ended December 31, 2009	$19,116	$5,125	$729	$654	$25,624

Six months ended December 31, 2010	$43,546	$9,986	$1,594	$1,988	$57,114
Six months ended December 31, 2009	$34,830	$8,047	$1,494	$1,610	$45,981
NOTE 12 — Change in Accounting Estimate
     Effective March 1, 2010, the Company changed its estimate of the useful lives of helicopters owned by CTN from eight years to six years and the lives of CTN helicopter engine rebuilds from three years to two years. This change was implemented because the Company determined that the annual flight hours are more than originally anticipated. The life of a helicopter is based upon a blend of the life of the engine, which is approximately 2,200 flight hours, and the life of the airframe. The Company does not anticipate getting less use from the helicopters due to this change in useful life. Also, ATN helicopters were unaffected by this change in useful life as their annual flight hours have been in line with expectations. This change had the effect of increasing depreciation expense $148 and $292, reducing net operating income and net income $148 and $292 and reducing both basic and diluted earnings per share $0.01 and $0.02 for the three and six month periods ended December 31, 2010.
NOTE 13 — Termination of Agreement
     In October 2010, UKTN was informed that the its Traffic Radio services contract with the United Kingdom’s Highways Agency would not be extended beyond its current expiration date of August 31, 2011 due to budgetary constraints of the Highways Agency. For the three and six month periods ended December 31, 2010, revenue related to this contract was $1,044 and $1,988, operating income and net income was $260 and $467 and basic and diluted earnings per share was $0.01 and $0.03, respectively.

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

		Radio News,
		Sports,
		Weather,
		Business
		and
		Entertainment
	Radio Traffic	News	TV Reports
Australia	84	28	14
Canada	76	22	4
United Kingdom	275	129	—
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
     The majority of our revenues have been generated from our Australian operations, including approximately $34.5 million, or 60%, of our revenues for the six month period ended December 31, 2010, of which approximately $24.9 million, or 44% of our total revenues, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the six month period ended December 31, 2009, approximately $28.0 million, or 61% of our revenues, was generated by our Australian operations, of which approximately $20.1 million, or 44%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to obtain more news report inventory in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in eight Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Ottawa, Edmonton and Winnipeg. We anticipate expanding our radio and television advertising inventory primarily by adding new network affiliates in our existing markets, as we have not penetrated the Canadian markets to the extent that we have done so in Australia or United Kingdom. However, we will continue to explore the expansion of our advertising inventory by both the introduction of new products as well as entering new Canadian markets. We obtained the majority of our United Kingdom radio advertising inventory as a result of our acquisition of The Unique Broadcasting Company Limited (“Unique”) on March 1, 2009, which we subsequently renamed UK Commercial Traffic Network. We are actively seeking to expand the amount of our traffic and entertainment news inventory from both new and existing radio affiliates in the United Kingdom. As commercial advertising inventory generated from our Australian, Canadian and United Kingdom operations increase, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenues from the sale of such inventory. We experienced such a delay when we added Austereo as a network affiliate of our Radio Network in fiscal year 2004. Although the additional commercial advertising inventory we acquired from Austereo led to increased revenues during fiscal year 2004, the full impact on revenues from the sale of such inventory was not realized until fiscal year 2005. We also experienced a similar lag when we began to receive news report inventory from Austereo in July 2006. We expect to experience similar delays in realizing revenues from the sale of commercial advertising inventory associated with additional radio news reports in Australia, our provision of radio traffic reports in Canada and increases in radio advertising inventory in the United Kingdom.
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
Basis of Presentation
     We have derived substantially all of our revenues to date from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and, unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the prevailing exchange rate at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended September 30 and December 31, 2010 and 2009 and applicable to our balance sheet data as of December 31, 2010 and June 30, 2010 are set forth below:
Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2010	0.9887	December 31, 2010	1.0233
Three month period ended September 30, 2010	0.9057
Three month period ended December 31, 2009	0.9094
Three month period ended September 30, 2009	0.8340
		June 30, 2010	0.8408
Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2010	0.9873	December 31, 2010	1.0020
Three month period ended September 30, 2010	0.9623
Three month period ended December 31, 2009	0.9469
Three month period ended September 30, 2009	0.9115
		June 30, 2010	0.9399
United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended December 31, 2010	1.5803	December 31, 2010	1.5612
Three month period ended September 30, 2010	1.5510
Three month period ended December 31, 2009	1.6344
Three month period ended September 30, 2009	1.6411
		June 30, 2010	1.4945
     We estimate that the impact from currency changes on our operating results for the three and six month periods ended December 31, 2010 compared to the three and six month periods ended December 31, 2009 has been to increase (decrease) income statement amounts as follows:

	Three months	Six months
	Ended	Ended
	December 31,	December 31,
	2010	2010
	(in thousands)	(in thousands)
Australia
Revenues	$1,539	$2,753
Operating expenses (exclusive of depreciation and amortization)	720	1,363
Sales, general & administrative expenses	301	549
Canada
Revenues	189	340
Operating expenses (exclusive of depreciation and amortization)	110	234
Sales, general & administrative expenses	53	93

	Three months	Six months
	Ended	Ended
	December 31,	December 31,
	2010	2010
	(in thousands)	(in thousands)
United Kingdom
Revenues	(274)	(688)
Operating expenses (exclusive of depreciation and amortization)	(217)	(535)
Sales, general & administrative expenses	(31)	(71)
Australia, Canada and United Kingdom combined
Revenues	1,454	2,405
Operating expenses (exclusive of depreciation and amortization)	613	1,062
Sales, general & administrative expenses	323	571
     When discussing changes in income statement accounts from the three and six month periods ended December 31, 2009, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
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
     For our second fiscal quarter ended December 31, 2010, the Australian dollar was stronger than during the quarter ended December 31, 2009. This trend has continued to date during the third fiscal quarter of 2011. Should the exchange rate between the U.S. and Australian dollar remain at current levels, this will have the effect of increasing revenues and expenses reported in U.S. dollars from our Australian operations (which constitute the majority of our business) for our third fiscal quarter ended March 31, 2011 absent any change in performance in local currency.
     In October 2010, UKTN was informed that its Traffic Radio services contract with the United Kingdom’s Highways Agency would not be extended beyond its current expiration date of August 31, 2011 due to budgetary constraints of the Highways Agency. We expect the contract will continue under its current terms until the expiration date and thus will have no impact on our financial results for the remainder of the current fiscal year. For the three and six months ended December 31, 2010, revenue related to this contract was $1,044 and $1,988, operating income and net income was $260 and $467 and basic and diluted earnings per share was $0.01 and $0.03. Assuming stable exchange rates, we expect that the contract’s quarterly contribution to our results throughout its remaining term will be consistent with that results seen during the second fiscal quarter of 2011, as the revenue and expenses related to the contract are fairly consistent on a quarter to quarter basis.
Results of Operations
Three Months Ended December 31, 2010 Compared With Three Months Ended December 31, 2009
     Revenues. Revenues increased from approximately $25.6 million for the three months ended December 31, 2009 to approximately $31.8 million for the three months ended December 31, 2010, an increase of approximately 24.2%. Australian revenues increased approximately $3.3 million, or approximately 20.8%, compared to the quarter ended December 31, 2009. The increase in Australian revenues pertained primarily to our radio network. Approximately $1.5 million of the overall increase in Australian revenues was due to the Australian dollar being stronger in the second fiscal quarter 2011 compared to the second fiscal quarter 2010, while the remaining approximately $1.8 million increase was due to increased sales in local currency. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian revenues increased approximately 10.8% when measured in local currency compared to the three month period ended December 31, 2009. The Australian revenue increase in local currency was driven primarily by an increase in the number of spots sold compared to the previous year quarter. The increase in spots sold was due both to an increase in the amount of advertising inventory as well as a higher percentage of available spots being sold compared to the previous year period. The percentage of spots sold in Australia increased from approximately 89% for the three months ended December 31, 2009 to approximately 93% for the three months ended December 31, 2010. Revenues from our United Kingdom operations increased approximately $0.8 million (approximately 11.1%) which related primarily to our traffic and entertainment news network advertising sales. Unlike the Australian and Canadian dollar, the British pound was actually weaker in the second fiscal quarter of this year compared to the second fiscal quarter of last year. As reflected in Changes in Key Operating Statistics in Local Currencies , United Kingdom revenues increased approximately 14.8% when measured in British pounds. Revenues from the sale of inventory related to our Canadian operations increased approximately $2.1 million, or approximately 84.0%, from the previous year quarter. The revenue increase in local currency was driven mainly by an increase in rate, which increased almost 70% compared to the three months ended December 31, 2009. The rate in the previous period had been impacted by “per inquiry” and guaranteed bonus spots, which became less prevalent in the current quarter due to increased advertiser demand. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian revenues increased approximately 77.8% when measured in Canadian dollars.
     Operating expenses (exclusive of depreciation and amortization discussed below). Operating expenses increased from approximately $16.7 million for the three months ended December 31, 2009 to approximately $18.2 million for the three months ended December 31, 2010, an increase of approximately 9.0%. Australian operating expenses increased approximately $1.1 million primarily due to an increase in station compensation of approximately $1.0 million and an increase in employee costs of approximately $0.2 million. Approximately $0.7 million of the approximately $1.1 million overall increase in Australian operating expenses discussed above was related to currency movements as the Australian dollar was stronger in the current fiscal quarter when compared to the quarter ended December 31, 2009. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian operating expenses increased by approximately 4.7% when measured in local currency. Operating costs related to our United Kingdom operations increased approximately $0.1 million compared to the quarter ended December 31, 2009. Employee costs were reduced approximately $0.1 million, third party traffic out source provider costs were reduced approximately $0.2 million and station compensation was approximately $0.5 million higher than during the previous year period. The increase in station compensation was due to increases in fixed compensation related to certain contract renewals as well as higher variable compensation resulting from the increased revenue during the quarter. As reflected in Changes in Key Operating Statistics in Local Currencies, United Kingdom operating expenses increased by approximately 5.6% in local currency. Operating expenses related to our Canadian operations increased approximately $0.3 million due to an increase in station compensation and approximately $0.1 million loss on the write-off of a blown helicopter engine. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian operating expenses increased by approximately 6.3% in local currency.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $5.7 million for the three months ended December 31, 2009 to approximately $6.7 million for the three months ended December 31, 2010, an increase of approximately 17.5%. Australia Traffic Network selling, general and administrative expenses increased approximately $0.7 million dollars compared to the quarter ended December 31, 2009, of which approximately $0.3 million related to currency translation differences as the Australia dollar was stronger relative to the U.S. dollar compared to the year ago period. The majority of the increase in Australian selling, general and administrative in local currency pertained to higher sales employee compensation mainly resulting from the higher revenues for the period. Sales expense as a percentage of revenue in Australia decreased from approximately 13.7% for the three months ended December 31, 2009 to approximately 13.5% for the three months ended December 31, 2010. Canada Traffic Network selling, general and administrative expenses increased approximately $0.5 million primarily due to a $0.4 million increase in costs related to our sales staff due to commissions on increased sales as well as the hiring of additional sales representatives and sales managers. Selling, general and administrative expenses decreased approximately $0.1 million in the United Kingdom primarily due to lower employee sales compensation. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $0.35 million for the three month period ended December 31, 2010 compared to approximately $0.3 million for the three months ended December 31, 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $1.3 million for the three months ended December 31, 2009 to approximately $1.5 million for the three months ended December 31, 2010. Approximately $0.1 million of the increase related to shortening the useful lives of the Canadian Traffic Network helicopters from eight years to six years and reducing the Canadian Traffic Network helicopter engine rebuild useful lives from three years to two years in March 2010. This change in estimate was made due to our flying more hours per year in Canada than originally anticipated.
     Interest expense. Interest expense was $0 for the three months ended December 31, 2010 as the Company has no outstanding debt.
     Other income. Other income was approximately $0.3 million for the three months ended December 31, 2010, compared to approximately $0.2 million for the three months ended December 31, 2009. Other income consists primarily of interest income on our cash balances.
     Income tax expense. Income tax expense increased from approximately $1.3 million for the three months ended December 31, 2009 to approximately $1.9 million for the three months ended December 31, 2010. The increase was primarily due to higher net profit in Australia when measured in U.S. dollars for the three months ended December 31, 2010 compared to the three month period ended December 31, 2009. The effective tax rate in Australia was 30.0% for the three month period ended December 31, 2010 and 30.3% for the three month period ended December 31, 2009 compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. In addition, tax benefit related to our United Kingdom operations decreased approximately $0.2 million due to increased performance from UK Commercial Traffic Network. The UK Traffic Network realized approximately $0.2 million tax benefit due primarily to the utilization of the deferred tax liability created by the Unique acquisition. The UK Traffic Network tax benefit was offset by approximately $0.2 million of tax expense related to the utilization of UK Commercial Traffic Network’s net operating loss carry-forwards. UK Commercial Traffic Network’s tax benefit and expense are both non-cash items.
     Net income. Net income increased from approximately $0.8 million for the three months ended December 31, 2009 to approximately $3.75 million for the three months ended December 31, 2010. The increase is primarily attributable to Canadian Traffic Network being profitable for the first time due in large part to significantly higher sales in that market, increased Australia Traffic Network net income resulting from higher sales and favorable currency movements and the financial performance of UK Traffic Network improving from a net loss to net income, primarily based upon the performance of UK Commercial Traffic Network.
Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended December 31, 2010 and 2009 were 0.9887 and 0.9094, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$19,406	$17,511	10.8%
Operating expenses	9,079	8,673	4.7%
Selling, general and administrative expenses	3,802	3,418	11.2%
Depreciation and amortization expense	287	286	0.3%
Interest expense	—	9	(100.0)%
Other (income)	(291)	(179)	62.6%
Income tax expense	1,960	1,605	22.1%
Net income	4,569	3,699	23.5%

     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended December 31, 2010 and 2009 were 0.9873 and 0.9469, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$4,690	$2,638	77.8%
Operating expenses	2,719	2,558	6.3%
Selling, general and administrative expenses	1,312	797	64.6%
Depreciation and amortization expense	490	308	59.1%
Interest expense	—	—	—
Other expense	—	1	(100.0)%
Income tax expense	—	—	—
Net income (loss)	169	(1,026)	NM
     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars applicable to the three month periods ended December 31, 2010 and 2009 were 1.5803 and 1.6344, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	£5,057	£4,405	14.8%
Operating expenses	4,011	3,800	5.6%
Selling, general and administrative expenses	570	610	(6.6)%
Depreciation and amortization expense	454	450	0.9%
Interest expense	—	—	—
Other (income)	(4)	(23)	(82.6)%
Income tax (benefit)	(1)	(105)	(99.0)%
Net income (loss)	27	(327)	NM
Six Months Ended December 31, 2010 Compared With Six Months Ended December 31, 2009
     Revenues. Revenues increased from approximately $46.0 million for the six months ended December 31, 2009 to approximately $57.1 million for the six months ended December 31, 2010, an increase of approximately 24.1%. Australian revenues increased approximately $6.5 million, or approximately 23.2%, compared to the six months ended December 31, 2009. The increase in Australian revenues pertained primarily to our radio network. Approximately $2.8 million of the overall increase in Australian revenues was due to the Australian dollar being stronger in the first two fiscal quarters 2011 compared to fiscal 2010, while the remaining approximately $3.7 million was due to increased sales in local currency. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian revenues increased approximately 13.5% when measured in local currency compared to the six month period ended December 31, 2009. Revenues from our United Kingdom operations increased approximately $1.0 million (approximately 7.1%) which primarily related to our traffic and entertainment news network advertising sales. Unlike the Australian and Canadian dollar, the British pound was actually weaker in the first two fiscal quarters of this year compared to the same period of last year. As reflected in Changes in Key Operating Statistics in Local Currencies , United Kingdom revenues increased approximately 11.9% when measured in British pounds. Revenues from the sale of inventory related to our Canadian operations increased approximately $3.7 million, or approximately 97.4%, from the previous year period. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian revenues increased approximately 87.8% when measured in Canadian dollars.
     Operating expenses (exclusive of depreciation and amortization discussed below). Operating expenses increased from approximately $31.7 million for the six months ended December 31, 2009 to approximately $34.3 million for the six months ended December 31, 2010, an increase of approximately 8.2%. Australian operating expenses increased approximately $2.5 million primarily due to an increase in station compensation of approximately $2.1 million and an increase in employee costs of approximately $0.4 million. Approximately $1.4 million of the approximately $2.5 million overall increase in Australian operating expenses discussed above was related to currency movements as the Australian dollar was stronger in the current fiscal year to date period when compared to the period ended December 31, 2009. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian operating expenses increased by approximately 7.9% when measured in local currency. Operating costs related to our United Kingdom operations decreased approximately $0.3 million compared to the period ended December 31, 2009. Employee costs were reduced approximately $0.2 million, third party traffic out source provider costs were reduced approximately $0.3 million while station compensation was approximately $0.3 million higher than during the previous year period. The overall decrease in UK operating expenses was due to the weakening of the British pound during the current period. As reflected in Changes in Key Operating Statistics in Local Currencies, United Kingdom operating expenses increased by approximately 2.2% in local currency. Operating expenses related to our Canadian operations increased approximately $0.3 million due to an increase in station compensation of approximately $0.2 million and approximately $0.1 million loss on write-off of a blown helicopter engine. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian operating expenses increased by approximately 2.6% in local currency.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $10.4 million for the six months ended December 31, 2009 to approximately $12.1 million for the six months ended December 31, 2010, an increase of approximately 16.3%. Australian selling, general and administrative expenses increased approximately $1.1 million compared to the period ended December 31, 2009, of which approximately $0.5 million related to currency translation differences as the Australia dollar was stronger relative to the U.S. dollar compared to the year ago period. The majority of the increase in Australian selling, general and administrative in local currency pertained to higher sales employee compensation mainly resulting from the higher revenues for the period. Sales expense as a percentage of revenue in Australia decreased from approximately 14.0% for the six months ended December 31, 2009 to approximately 13.5% for the six months ended December 31, 2010. Canada Traffic Network selling, general and administrative expenses increased approximately $1.0 million primarily due to a $0.7 million increase in costs related to our sales staff due to commissions on increased sales as well as the hiring of additional sales representatives and sales managers. Selling, general and administrative expenses decreased approximately $0.2 million in the United Kingdom primarily due to lower employee sales compensation. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $0.7 million for the six months ended December 31, 2010 and approximately $0.6 million for the six months ended December 31, 2009.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $2.6 million for the six months ended December 31, 2009 to approximately $2.9 million for the six months ended December 31, 2010. Approximately $0.2 million of the increase related to shortening the useful lives of the Canadian Traffic Network helicopters from eight years to six years and reducing the Canadian Traffic Network helicopter engine rebuild useful lives from three years to two years in March 2010. This change in estimate was made due to our flying more hours per year in Canada than originally anticipated.
     Interest expense. Interest expense was $0 for the six months ended December 31, 2010 as the Company has no outstanding debt.
     Other income. Other income was approximately $0.5 million for the six months ended December 31, 2010 and 2009. Other income consists primarily of interest income on our cash balances. For the six month period ended December 31, 2009, there was approximately $0.1 million of foreign translation income. This income resulted from the repayment of balances due the Company by Australia Traffic Network during the prior year period. Intercompany balances between the Company and its subsidiaries are translated from the local currencies to U.S. dollars at each balance sheet date. To the extent these balances are intended to be ongoing, that is, settlement is neither planned nor anticipated, the translation adjustments to balance intercompany are reflected as a component of other comprehensive income. The repayment of the Australia Traffic Network intercompany balance triggered a realized foreign exchange income during the period ended December 31, 2009.
     Income tax expense. Income tax expense increased from approximately $2.0 million for the six months ended December 31, 2009 to approximately $3.2 million for the six months ended December 31, 2010. The increase was primarily due to higher net profit in Australia when measured in U.S. dollars for the six months ended December 31, 2010 compared to the six month period ended December 31, 2009. The effective tax rate in Australia was 30.0% for the six month period ended December 31, 2010 and 30.2% for the six month period ended December 31, 2009 compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. In addition, tax expense related to our United Kingdom operations increased approximately $0.3 million due to increased profits from UK Commercial Traffic Network. The UK Traffic Network realized approximately $0.4 million tax benefit due primarily to the utilization of the deferred tax liability created by the Unique acquisition. The UK Traffic Network tax benefit was offset by approximately $0.4 million of tax expense related to the utilization of UK Commercial Traffic Network’s net operating loss carry-forwards. UK Commercial Traffic Network’s tax benefit and expense are both non-cash items.
     Net income (loss). Net income increased from a net loss of approximately $0.2 million for the six months ended December 31, 2009 to net income of approximately $5.1 million for the six months ended December 31, 2010. The increase is primarily attributable to a smaller Canadian Traffic Network net loss due in large part to significantly higher sales in that market, increased Australia Traffic Network net income resulting from higher sales and favorable currency movements and the financial performance of UK Traffic Network improving from a net loss to net income, primarily based upon the performance of UK Commercial Traffic Network.
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

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$36,331	$32,006	13.5%
Operating expenses	18,053	16,737	7.9%
Selling, general and administrative expenses	7,266	6,622	9.7%
Depreciation and amortization expense	562	573	(1.9)%
Interest expense	—	17	(100.0)%
Other (income)	(567)	(359)	57.9%
Income tax expense	3,310	2,541	30.3%
Net income	7,707	5,875	31.2%
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

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	$7,655	$4,076	87.8%
Operating expenses	5,165	5,032	2.6%
Selling, general and administrative expenses	2,099	1,228	70.9%
Depreciation and amortization expense	984	573	71.7%
Interest expense	—	—	—
Other expense (income)	2	(6)	NM
Income tax expense	—	—	—
Net loss	(595)	(2,751)	(78.4)%
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

	Six Months	Six Months
	Ended	Ended	Percentage
	December 31,	December 31,	Increase
Key operating statistic	2010	2009	(Decrease)
	(In thousands)	(In thousands)
Revenues	£9,648	£8,624	11.9%
Operating expenses	7,545	7,385	2.2%
Selling, general and administrative expenses	1,019	1,128	(9.7)%
Depreciation and amortization expense	907	899	0.9%
Interest expense	—	—	—
Other (income)	(4)	(51)	(92.2)%
Income tax expense (benefit)	42	(150)	NM
Net income (loss)	139	(587)	NM
Liquidity and Capital Resources
     At December 31, 2010, the Company’s primary source of liquidity was cash and cash equivalents of approximately $29.5 million. At December 31, 2010, the Company also had approximately $2.0 million available under its overdraft credit line. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at December 31, 2010.
     Operating activities. Cash provided by operating activities was approximately $6.6 million for the six months ended December 31, 2010, due mainly to positive cash generation from operations (after the net income was adjusted for non-cash expenses) which was partially offset by negative changes in working capital. The largest use of working capital was $4.6 million due to an increase in accounts receivable associated with the higher revenue in the period.
     Investing activities. Cash used in investing activities was approximately $0.7 million for the six month period ended December 31, 2010. The cash used for investing activities consisted of capital expenditures, the majority of which was for the periodic rebuilding of helicopter engines in Canada and Australia.
     Financing activities. Cash used in financing activities was $0 for the six months ended December 31, 2010. The Company currently has no long term debt or amounts outstanding under its bank overdraft line of credit.
     Effect of exchange rate changes. Cash and cash equivalents were increased approximately $4.1 million for the six months ended December 31, 2010 due primarily to the significant strengthening of the Australian dollar, as a significant majority of our cash and cash equivalents are denominated in Australian dollars.

     We believe our cash and cash equivalents on hand and our overdraft line of credit of approximately $2.0 million provides adequate resources to fund ongoing operations, including any net losses generated by certain of our subsidiaries. However, our capital requirements depend on many factors, including, without limitation, the amount, if any, of cash provided by our operating activities, cash requirements of our expansion in the United Kingdom, the occurrence and timing of any expansion efforts in new geographic markets, the cost associated with development and commercialization of Global Alert Network’s mobile telephone technology and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission.
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
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.3 million on an annual basis based on the balances at December 31, 2010. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. We had no outstanding long-term debt as December 31, 2010 nor did we have any balance outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see variable interest rate long-term debt as a significant interest rate risk.

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
Accounts Receivable
     The Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 6% of our annual revenue. However, one advertising agency that represents a number of our advertising clients in Australia, Canada and the United Kingdom constituted approximately 27% of our revenues for the six months ended December 31, 2010 and approximately 27% of our net accounts receivable as of December 31, 2010. Another advertising agency representing a number of our advertising clients in Australia constituted approximately 13% of our revenues for the six months ended December 31, 2010 and approximately 11% of our net account receivable as of December 31, 2010. Two other advertising agencies that represent a number of our advertising clients in Australia, Canada and United Kingdom each constituted approximately 11% of our revenues for the six months ended December 31, 2010 and approximately 10% and 13%, respectively of our net accounts receivable as of December 31, 2010. In addition to the aforementioned agencies, it is likely other advertising agencies may exceed 10% of our revenues and/or 10% of our net accounts receivable in the future based on the current or past billing levels of certain agencies. In the United Kingdom, substantially all our advertising related revenues come from five agency groups (including one agency group placing approximately 44% of our UK advertising revenues for the six months ending December 31, 2010); therefore our concentration of revenue by agency is greater in the UK market than for our Company as a whole.
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
Part II. OTHER INFORMATION
Item 5. Other Information.
     Employment Agreement with William L. Yde III
     Effective February 9, 2011, the Company entered into an employment agreement with William L. Yde III that governs Mr. Yde’s employment with the Company as its President and Chief Executive Officer through June 30, 2014. The employment agreement superseded Mr. Yde’s prior employment agreement with Company in its entirety.
     Pursuant to the employment agreement, Mr. Yde will receive an annual base salary of $595,000 and is eligible for $25,000 increases in his base salary on July 1 of each year, commencing June 30, 2012, provided that the Company achieves certain operating profit goals to be determined by the Company’s board of directors or the compensation committee thereof. Mr. Yde is also eligible to receive an annual performance-based bonus of up to 50% of his annual base salary for each of fiscal year 2011, 2012, 2013, and 2014. The amount of each year’s bonus, if any, will be determined and paid based upon satisfaction of certain operating profit goals to be determined by the Company’s board of directors or the compensation committee thereof for the applicable fiscal year and is contingent upon Mr. Yde remaining an active employee of the Company through the end of the applicable fiscal year. The employment agreement provides that unless and until the Company elects to provide its United States based employees with medical insurance, the Company will pay Mr. Yde $1,000 per month in lieu providing him with medical insurance. Also pursuant to the employment agreement, the Company’s board of directors, in its sole discretion, may grant Mr. Yde up to 500,000 shares of common stock if the Company’s stock has traded at an average closing sales price of $30.00 per share for 20 consecutive trading days, as reported on the NASDAQ (or such other market or exchange if the Company’s common stock is then quoted or listed on a market or exchange other than the NASDAQ).
     Upon entry in the employment agreement and pursuant thereto, the Company granted Mr. Yde 50,000 shares of restricted common stock under the Company’s Amended and Restated 2005 Stock Incentive Plan. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse with respect to 16,666 shares on each of February 9, 2012 and 2013, and with respect to 16,668 shares on February 9, 2014. The employment agreement provides that all unvested stock options, shares of restricted stock, or other equity-based incentives awarded to Mr. Yde will immediately vest upon the closing of an acquisition of the Company through the sale of substantially all of its assets or through a merger, exchange, reorganization or liquidation or a similar event as determined by the Company’s board of directors or the compensation committee thereof.
     If the employment agreement terminated voluntarily by Mr. Yde or upon his death or disability, or if the Company terminates the employment agreement for “cause,” Mr. Yde will only be entitled to compensation and benefits accrued through the effective date of termination. If the Company terminates the employment agreement without “cause” or if Mr. Yde terminates the employment agreement as a result of a material breach by the Company or his being required to report directly to anyone other than the Company’s board of directors (or a committee thereof), Mr. Yde will also be entitled to severance in the form of continuation of his base salary for 18 months following the effective date of termination in accordance with the Company’s normal payroll business practices but subject to compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. In the event that severance payments and/or accelerated vesting of equity awards would result in Mr. Yde receiving “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the severance payments will be reduced to the extent that the reduction would result in Mr. Yde receiving a greater net-after-tax amount. The term “cause” under the employment agreement includes the following events: (i) Mr. Yde’s conviction of a felony; (ii) Mr. Yde’s material breach of the employment agreement; (iii) Mr. Yde’s material violation of a Company policy that has a materially adverse effect on the Company; (iv) Mr. Yde’s failure to perform his duties as the Company’s President and Chief Executive Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Yde’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance.
     The employment agreement contains standard provisions regarding protection of the Company’s confidential information (as defined in the employment agreement) and, subject to certain exceptions, prohibits Mr. Yde from directly or indirectly engaging in the following actions during the period he is employed by the Company and continuing for one year following the termination of the employment agreement, without the Company’s prior express written consent:
   • render services, advice or assistance to any corporation, person, organization or other entity which engages in the provision of traffic and/or news information to radio or television stations anywhere outside of the United States, or engage in any such activities in any capacity whatsoever, including without limitation as an employee, independent contractor, officer, director, manager, beneficial owner, partner, member or shareholder of any provider of traffic and/or news information;
   • soliciting or attempting to induce any of the Company’s customers, suppliers, licensees, licensors or other business relations to cease doing business with the Company or in any way interfering with the Company’s relationship with any such customer, vendor, licensee, licensor or other business relation; or
   • soliciting or attempting to induce any of the Company’s employees to leave the employ of the Company, or to work for, render services or provide advice to or supply our confidential business information or trade secrets to any third person or entity.
     Employment Agreement with Scott E. Cody
     Effective February 9, 2011, the Company entered into an employment agreement with Scott E. Cody that governs Mr. Cody’s employment with the Company as its Chief Financial Officer and Chief Operating Officer. The employment agreement, which is for an indefinite term, superseded Mr. Cody’s prior employment agreement with Company in its entirety.
     Pursuant to the employment agreement, Mr. Cody will initially receive an annual base salary of $347,287.50 through June 30, 2011, which annual base salary will be increased to $395,000 commencing July 1, 2011. Mr. Cody is also eligible to receive an annual performance-based bonus of $100,000 for the fiscal year ending June 30, 2011, and thereafter will be eligible to receive an annual performance-based bonus of up to 40% of his annual base salary commencing with fiscal year 2012. The amount of each year’s bonus, if any, will be determined and paid based upon satisfaction of certain operating profit goals to be determined by the Company’s board of directors or the compensation committee thereof for the applicable fiscal year and is contingent upon Mr. Cody remaining an active employee of the Company through the end of the applicable fiscal year. The employment agreement provides that unless and until the Company elects to provide its United States based employees with medical insurance, the Company will pay Mr. Cody $1,000 per month in lieu providing him with medical insurance.
     Upon entry in the employment agreement and pursuant thereto, the Company granted Mr. Cody 22,725 shares of restricted common stock under the Company’s Amended and Restated 2005 Stock Incentive Plan. The restricted stock grant is subject to transfer and forfeiture restrictions that lapse with respect to 7,575 shares on each of February 9, 2012, 2013 and 2014. The employment agreement provides that all unvested stock options, shares of restricted stock, or other equity-based incentives awarded to Mr. Cody will immediately vest upon the closing of an acquisition of the Company through the sale of substantially all of its assets or through a merger, exchange, reorganization or liquidation or a similar event as determined by the Company’s board of directors or the compensation committee thereof.
     If the employment agreement terminated voluntarily by Mr. Cody or upon his death or disability, or if the Company terminates the employment agreement for “cause,” Mr. Cody will only be entitled to compensation and benefits accrued through the effective date of termination. If the Company terminates the employment agreement without “cause” or if Mr. Cody terminates the employment agreement as a result of a material breach by the Company or his being required to report directly to anyone other than the Company’s Chief Executive Officer, President or board of directors (or a committee thereof), Mr. Cody will also be entitled to severance in the form of continuation of his base salary for 12 months following the effective date of termination in accordance with the Company’s normal payroll business practices but subject to compliance with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended. In the event that severance payments and/or accelerated vesting of equity awards would result in Mr. Cody receiving “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, the severance payments will be reduced to the extent that the reduction would result in Mr. Cody receiving a greater net-after-tax amount. The term “cause” under the employment agreement includes the following events: (i) Mr. Cody’s conviction of a felony; (ii) Mr. Cody’s material breach of the employment agreement; (iii) Mr. Cody’s material violation of a Company policy that has a materially adverse effect on the Company; (iv) Mr. Cody’s failure to perform his duties as the Company’s Chief Financial Officer and Chief Operating Officer as required by the employment agreement, which failure has not been cured following ten days after written notice is given; or (v) Mr. Cody’s habitual intoxication, drug use or chemical substance abuse by any intoxicating or chemical substance.
     The employment agreement contains standard provisions regarding protection of the Company’s confidential information (as defined in the employment agreement) and, subject to certain exceptions, prohibits Mr. Cody from directly or indirectly engaging in the following actions during the period he is employed by the Company and continuing for one year following the termination of the employment agreement, without the Company’s prior express written consent:
   • render services, advice or assistance to any corporation, person, organization or other entity which engages in the provision of traffic and/or news information to radio or television stations anywhere outside of the United States, or engage in any such activities in any capacity whatsoever, including without limitation as an employee, independent contractor, officer, director, manager, beneficial owner, partner, member or shareholder of any provider of traffic and/or news information;
   • soliciting or attempting to induce any of the Company’s customers, suppliers, licensees, licensors or other business relations to cease doing business with the Company or in any way interfering with the Company’s relationship with any such customer, vendor, licensee, licensor or other business relation; or
   • soliciting or attempting to induce any of the Company’s employees to leave the employ of the Company, or to work for, render services or provide advice to or supply our confidential business information or trade secrets to any third person or entity.
Item 6. Exhibits
     (a) Exhibits
10.1	Employment Agreement dated February 9, 2011 by and between Global Traffic Network, Inc. and William L. Yde III.

10.2	Employment Agreement dated February 9, 2011 by and between Global Traffic Network, Inc. and Scott E. Cody.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Global Traffic Network, Inc. dated February 10, 2011.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 10, 2011	By:	/s/ William L. Yde III
		Name:	William L. Yde III
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 10, 2011	By:	/s/ Scott E. Cody
		Name:	Scott E. Cody
		Title:	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

10.1	Employment Agreement dated February 9, 2011 by and between Global Traffic Network, Inc. and William L. Yde III.

10.2	Employment Agreement dated February 9, 2011 by and between Global Traffic Network, Inc. and Scott E. Cody.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Global Traffic Network, Inc. dated February 10, 2011