Form 10-Q
period 2011-03-31
GLOBAL TRAFFIC NETWORK, INC.
filed 2011-05-13
CIK 1344907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2011, the registrant had 19,050,172 shares of common stock outstanding.

Global Traffic Network, Inc.

Part 1 Financial Information
Item 1 — Financial Statements
GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
ASSETS:

Current Assets:
Cash and cash equivalents	$36,972	$19,564
Accounts receivable net of allowance for doubtful accounts of $140 and $69 at March 31, 2011 and June 30, 2010	22,579	18,790
Prepaids and other current assets	1,518	1,989
Deferred tax assets	354	239

Total current assets	61,423	40,582

Property and equipment, net	6,441	6,693
Intangible assets, net	11,909	13,013
Goodwill	4,565	4,257
Deferred tax assets	182	129
Other assets	332	414

Total assets	$84,852	$65,088

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued expenses	$15,555	$11,709
Deferred revenue	645	810
Income taxes payable	1,800	1,306

Total current liabilities	18,000	13,825
Deferred tax liabilities	3,039	2,747
Other liabilities	464	349

Total liabilities	21,503	16,921

Preferred stock, $.001 par value; 10,000,000 authorized; 0 issued and outstanding as of March 31, 2011 and June 30, 2010	—	—
Common stock, $.001 par value; 100,000,000 shares authorized; 19,010,851 shares issued and outstanding as of March 31, 2011 and 18,409,834 shares issued and outstanding as of June 30, 2010	19	18
Additional paid in capital	54,149	51,391
Accumulated other comprehensive income	7,916	389
Retained earnings (accumulated deficit)	1,265	(3,631)

Total shareholders’ equity	63,349	48,167

Total liabilities and shareholders’ equity	$84,852	$65,088

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$26,788	$24,113	$83,902	$70,094

Operating expenses (exclusive of depreciation and amortization shown separately below)	18,875	15,998	53,196	47,685
Selling, general and administrative expenses	6,006	5,397	18,102	15,813
Depreciation and amortization expense	1,509	1,353	4,422	3,910

Net operating income	398	1,365	8,182	2,686
Interest expense	—	—	—	15
Other (income) (including interest income of $367 and $200 for the three months ended March 31, 2011 and 2010 and interest income of $907 and $513 for the nine months ended March 31, 2011 and 2010)	(368)	(246)	(916)	(754)
Other expense	32	2	39	32

Net income before income taxes	734	1,609	9,059	3,393
Income tax expense	922	1,126	4,163	3,122

Net (loss) income	$(188)	$483	$4,896	$271

(Loss) income per common share:
Basic	$(0.01)	$0.03	$0.27	$0.01
Diluted	$(0.01)	$0.03	$0.26	$0.01
Weighted average common shares outstanding:
Basic	18,298,051	18,118,170	18,214,696	18,100,262
Diluted	18,298,051	18,139,989	18,607,610	18,109,126
See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months
	Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,896	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,422	3,910
Allowance for doubtful accounts	71	(54)
Non-cash compensation expense	1,033	949
Change in deferred taxes	14	(211)
Foreign currency translation income	—	(101)
Loss on disposal or write-down of assets	92	26

Changes in assets and liabilities (net of effects from purchase of controlled entity):
Accounts receivable	(788)	(1,371)
Prepaid and other current assets and other assets	790	14
Accounts payable and accrued expenses and other liabilities	1,872	1,031
Deferred revenue	(298)	(474)
Income taxes payable	183	(782)

Net cash provided by operating activities	12,287	3,208

Cash flows from investing activities:
Purchase of property and equipment	(1,723)	(1,204)
Acquisition of business	—	(3,488)

Net cash used in investing activities	(1,723)	(4,692)

Cash flows from financing activities:
Proceeds from exercise of warrants	1,791	—
Repayment of long term debt	—	(414)

Net cash provided (used) in financing activities	1,791	(414)

Effect of exchange rate changes on cash and cash equivalents	5,053	1,853

Net increase (decrease) in cash and cash equivalents	17,408	(45)
Cash and cash equivalents at beginning of fiscal period	19,564	21,419

Cash and cash equivalents at end of fiscal period	$36,972	$21,374

Supplemental disclosures of cash flow information:
Cash paid during fiscal period for:

Interest	$—	$15

Income taxes	$3,990	$4,142

See accompanying notes to the consolidated financial statements

GLOBAL TRAFFIC NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts unless noted)
Information as of March 31, 2011 and 2010 and for the three and nine months ended March 31,
2011 and 2010 is unaudited
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
NOTE 2 — Basis of Presentation
     The consolidated financial statements consist of the Company and its four wholly owned subsidiaries, The Australia Traffic Network Pty Limited (“ATN”), Global Traffic Canada, Inc. (“GTC”) including its wholly owned subsidiary Canadian Traffic Network ULC (“CTN”), Global Traffic Network (UK) Limited (“UKTN”) including its wholly owned subsidiary Global Traffic Network (UK) Commercial Limited (“UK-Commercial”) and Global Alert Network, Inc. (“GAN”). Effective October 12, 2010, GAN changed its name from Mobile Traffic Network, Inc. (“MTN”). GTC is a holding company and had no assets or liabilities other than its ownership of CTN at March 31, 2011 and June 30, 2010. Because the financial statements are presented on a consolidated basis, all material intercompany transactions and balances have been eliminated in the consolidation. All adjustments that in the opinion of management are necessary for a fair presentation have been included. All such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for a full fiscal year.
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
NOTE 3 — Earnings per Share
     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is based upon the sum of the weighted average number of shares of common stock outstanding plus all additional common stock equivalents outstanding during the period, when dilutive. For the periods ended March 31, 2011 and 2010, there were common equivalent shares outstanding due to outstanding stock options of 1,111,998 and 1,158,400, respectively, restricted common shares of 307,719 and 248,329, respectively, and warrants issued to the underwriter of the Company’s IPO to purchase common shares of 0 and 380,000, respectively. The warrants, which had a strike price of $6.00 and an expiration date of March 23, 2011, were outstanding for part of the three and nine months ended March 31, 2011 and are therefore part of the common stock equivalents for the period ended March 31, 2011. All 380,000 warrants were exercised (both for cash and pursuant to the cashless exercise option) and resulted in an additional 335,879 common shares being issued as well as $1,791 additional net cash proceeds after costs to the Company.

Common Stock Equivalents

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Stock options	N/A	21,819	283,761	8,864
Restricted stock	N/A	—	19,268	—
Warrants	N/A	—	89,885	—

Total common stock equivalents	N/A	21,819	392,914	8,864
     For the three month period ended March 31, 2010, 680,000 stock options with exercise prices between and $5.00 and $8.70 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. For the nine month period ended March 31, 2010, 793,400 stock options with exercise prices between $4.66 and $8.70 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. For the three and nine month periods ended March 31, 2010 there were no common stock equivalents due to restricted stock although restricted stock was not anti-dilutive for the periods. This is due to the treasury method calculation which yielded no common stock equivalents because of the level of unrecognized compensation expense as of March 31, 2010 and the average share prices for the three and nine months ended March 31, 2010. For the three and nine month period ended March 31, 2010, 380,000 warrants with an exercise price of $6.00 were excluded from the calculation of diluted shares outstanding because they were anti-dilutive. Due to the net loss for the three months ended March 31, 2011, all common stock equivalents were anti-dilutive and were excluded from the calculation of diluted shares outstanding.
     Since March 31, 2011, 78,334 additional stock options have been exercised (both for cash and in a cashless manner) resulting in $31 of proceeds to the Company and the issuance of 39,321 additional common shares.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Basic Shares Outstanding	18,298,051	18,118,170	18,214,696	18,100,262
Stock Options, Restricted Stock & Warrants	N/A	21,819	392,914	8,864

Diluted Shares Outstanding	18,298,051	18,139,989	18,607,610	18,109,126
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
NOTE 5 — Concentration of Credit Risk
     The Company maintains cash balances with what management believes to be high credit quality financial institutions. Balances have exceeded and continue to exceed those amounts insured and the majority of the Company’s cash is maintained in instruments not subject to FDIC or other insurance. In addition, a substantial majority of the Company’s cash balances is held in two financial institutions located in Australia. Furthermore, a majority of the Company’s cash is maintained in foreign currencies, which is also subject to currency exchange rate fluctuation risk.

	March 31,	June 30,
	2011	2010
Cash and cash equivalents consist of the following:
Domestic currency	$2,289	$234
Foreign currencies	34,683	19,330

Total cash and cash equivalents	$36,972	$19,564
     Money market investments with a fair value of $1,726 are included in cash and cash equivalents as of March 31, 2011. Fair value has been determined based on the fair value of identical investments in active markets. All cash and cash equivalents are classified as level 1 as defined in FASB ASC 820.
NOTE 6 — Major Suppliers
     Approximately 18% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a large broadcaster in Australia, which includes inventory received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic and news commercial airtime inventory. At March 31, 2011, trade payables to this supplier comprised approximately 26% of the Company’s trade payables balance.
     Approximately 16% of the Company’s radio commercial airtime inventory in Australia (which, when sold to advertisers, generates a material amount of the Company’s Australian revenues) comes from a different large broadcaster in Australia. Radio commercial advertising inventory is received from this broadcaster under a four year agreement effective July 1, 2008 to provide radio traffic reporting services and receive radio traffic commercial airtime inventory and an agreement through May 31, 2012 to receive radio news commercial airtime inventory. At March 31, 2011, trade payables to this supplier comprised approximately 8% of the Company’s trade payables balance.
     Nineteen of the Company’s Canadian radio station affiliates, which represent approximately 27% of the Canadian radio stations (excluding regional suburban stations) with which the Company has contracted to provide radio traffic reports, are owned by one company. These stations account for approximately 36% of the Company’s radio commercial airtime inventory (excluding regional suburban stations) in Canada. The sale of such inventory constitutes a substantial portion of the Company’s Canadian revenues. The Company’s provision of traffic reports to 18 of these radio stations is governed by a four year agreement effective January 1, 2009. At March 31, 2011, trade payables to this supplier comprised approximately 8% of the Company’s trade payables balance.
     Approximately 16% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from a large broadcaster in the United Kingdom. In addition, this commercial airtime inventory comprises approximately 27% of the audience delivery (“impacts”) of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory under a three year agreement effective November 1, 2010. The agreement may be cancelled prior to the end date by either party upon 90 days prior notice during the period commencing August 31, 2012 and ending October 1, 2012. At March 31, 2011, trade payables to this supplier comprised approximately 5% of the Company’s trade payables balance.
     Approximately 16% of the Company’s radio traffic commercial airtime inventory in the United Kingdom (which, when sold to advertisers, generates a material amount of the Company’s United Kingdom revenues) comes from another large broadcaster in the United Kingdom. This commercial airtime inventory comprises approximately 25% of the impacts of the Company’s United Kingdom radio traffic network. The Company provides radio traffic reports and receives radio traffic commercial inventory to sell (on a variable cost basis) under the terms of a 26 month agreement that commenced September 1, 2010. This broadcaster also provides a material portion of the Company’s radio entertainment news commercial airtime inventory (also on a variable cost basis) under the terms of a separate 26 month agreement that commenced September 1, 2010. At March 31, 2011, trade payables to this supplier comprised approximately 11% of the Company’s trade payables balance.
NOTE 7 — Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income and all changes to shareholders’ equity except those due to investment by, distributions to and repurchases from shareholders.

	Nine months	Nine months
	ended	ended
	March 31,	March 31,
	2011	2010
Net income	$4,896	$271
Foreign currency translation adjustment	7,527	1,658

Comprehensive income	$12,423	$1,929
NOTE 8 — Income Taxes
     Tax expense for the nine months ended March 31, 2011 and 2010 was $4,163 and $3,122, respectively. The effective tax rate for the nine months ended March 31, 2011 and 2010 was 46.0% and 92.0%, respectively. The rates differ from the United States federal statutory rate of approximately 35% primarily due to the Company’s Australian operations reporting a taxable profit and tax expense while the Company’s Canadian operations generate a net loss without recording an income tax benefit.
     Although UK-Commercial is profitable on a tax basis, the Company’s United Kingdom operations are unable to utilize the group relief provision of the United Kingdom tax code until UK-Commercial’s net operating loss carry forwards have been exhausted. The valuation allowance for the period ending March 31, 2011 was reduced due to the use of previously valued deferred tax assets of $1,654 pertaining primarily to ATN net income that was recognized by Global Traffic Network, Inc. (the unconsolidated parent) (“GTN”) during the period, which was partially offset by $1,469 of additions to the valuation allowance primarily for net operating losses of CTN as well as certain other deferred tax assets. Prior to July 1, 2009, the Company considered all earnings of ATN to be indefinitely reinvested abroad and therefore did not recognize a deferred tax liability with regards to the undistributed earnings of ATN. As a result of the change in permanent investment status, GTN has recognized deferred tax liabilities of $14,879 for undistributed earnings and profits of ATN to date which are partially offset by foreign tax credit deferred tax assets of $11,440.

     The Company realized a tax benefit of $551 due to a reduction of the deferred tax liability that was established due to the acquisition of Unique. The initial amount of this tax liability was $4,342 and the current carrying value is $3,304 (the balance has decreased less than the cumulative tax benefit realized due to increases in currency exchange rates). The Company has not recorded any other tax benefit for the periods ended March 31, 2011 and 2010 because the Company recorded a valuation allowance against all of the Company’s net deferred tax assets for GTN/MTN and CTN, as well as certain deferred tax assets of UKTN at March 31, 2011 and June 30, 2010 due to the uncertainty surrounding the realization of the tax deductions in future tax returns. This valuation allowance will be reduced to the extent the Company determines that the deferred tax assets will more likely than not be realized. The Company had tax carried forward losses (prior to the valuation allowance) of $5,538 and $5,292 as of March 31, 2011 and June 30, 2010, respectively. As of March 31, 2011, all of the tax carried forward losses related to the Company’s foreign operations. The Company recorded a deferred tax asset of $1,252 associated with the net operating losses of Unique which the Company acquired March 1, 2009. The Company has not recorded a valuation allowance against this deferred tax asset since it believes it is more likely than not that it will be able to utilize these net operating losses against future taxable income of UK-Commercial. The deferred tax asset related to the UK-Commercial net operating losses was $265 as of March 31, 2011 and the Company recognized $641 of non-cash income tax expense for the nine months ended March 31, 2011 due to the utilization of this asset. The Company will continue to assess this position and, if necessary, establish a valuation allowance in order that the net carrying value of the deferred tax asset approximates its net realizable value. UK-Commercial has generated taxable income since its acquisition date.

	March 31,	June 30,
	2011	2010
Tax carried forward losses	$5,538	$5,292
Other deferred tax assets	5,405	4,272

Total deferred tax assets	10,943	9,564
Total deferred tax liabilities	6,762	5,074

Net deferred tax assets before valuation allowance	4,181	4,490
Valuation allowance	(6,684)	(6,869)

Net deferred tax (liabilities)	$(2,503)	$(2,379)
NOTE 9 — Commitments
     The Company has various non-cancelable, long-term operating leases for its facilities and office equipment. The facility leases have escalation clauses and provisions for payment of taxes, insurance, maintenance and repair expenses. Total rent expense under these leases is recognized ratably over the lease terms. Future minimum payments, by year and in the aggregate, under such non-cancelable operating leases with initial or remaining terms of one year or more, consists of the following as of March 31, 2011:

March 31,
2011
Year 1	$959
Year 2	724
Year 3	413
Year 4	212
Year 5	107
Thereafter	139

Total	$2,554
     Total rent expense charged to expenses in the accompanying statements of income for the three and nine months ended March 31, 2011 and 2010 was $329, $296, $940 and $916, respectively. Rent expense on an annualized basis exceeds rental commitments primarily due to many of the Company’s operations and hangar arrangements being short term in nature.
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

Contractual station commitments by year and in the aggregate are as follows:

As of
March 31,
2011
Year 1	$45,405
Year 2	24,890
Year 3	8,710
Year 4	526
Year 5	—
Thereafter	—

Total	$79,531
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

As of
March 31,
2011
Year 1	$3,216
Year 2	2,344
Year 3	—
Year 4	—
Year 5	—
Thereafter	—

Total	$5,560
     In April 2011, CTN purchased a fixed wing aircraft for its Vancouver operations at a cost of approximately $95.
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

As of
March 31,
2011
Shares authorized under the Plan	2,400,000
Stock options outstanding	(1,111,998)
Stock options exercised	(184,670)
Restricted shares outstanding	(307,719)
Restricted shares converted into common shares upon lapse of restrictions	(225,006)

Shares available for issuance under the Plan	570,607

     Stock Options
     The Company is required to determine the fair value of employee and director stock options issued under the Plan. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model based on the following assumptions:

Nine months
Ended
March 31,
2011
Risk-free interest rate	1.41-2.11%
Volatility factor	70.05-70.55%
Weighted volatility	70.53%
Dividend yield	—
Option price	$ 5.30-$5.51
Weighted average expected life of options	6 years
Weighted average grant date fair value per share	$ 3.50

     The following table summarizes the Company’s stock option activity for the nine month period ended March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate	Aggregate
		Exercise	Contractual	Fair	Intrinsic
	Options	Price	Term	Value	Value
Balance, June 30, 2010	1,148,401	$5.14	—	$3,309	$—
Exercisable, June 30, 2010	763,737	$5.38	—	$2,173	$—
Grants	145,000	$5.50	—	$508	$—
Exercised	(159,736)	$4.58	—	$(408)	$1,114
Forfeitures/expirations	(21,667)	$5.74	—	$(75)	$—
Balance, March 31, 2011	1,111,998	$5.26	6.88 years	$3,334	$8,021
Exercisable, March 31, 2011	738,339	$5.44	6.05 years	$2,165	$5,189
     Based on the following assumptions, the fair value with regards to all options issued and outstanding as of March 31, 2011 is $3,334. As of March 31, 2011, there was $902 of unrecognized compensation expense related to non-vested share-based compensation under the Plan. The cost of the unrecognized compensation is expected to be recognized over a weighted average period of 1.5 years. This expense assumes that there will be no forfeitures, and this assumption is based on the positions of the option recipients within the Company and the low number of past forfeitures. Since the Plan was adopted, the largest previous forfeitures were due to outside directors becoming employees of the Company. In such instances, the forfeited director stock options were simultaneously replaced with a like number of employee stock options. Stock option expense for the nine months ended March 31, 2011 and 2010 was $412 and $559, respectively, and is included in selling, general and administrative expenses. There is no income tax benefit reflected in the accompanying income statements because a valuation allowance has been created for the net deferred tax assets of GTN as of March 31, 2011.
     The total fair value of options vesting during the nine months ended March 31, 2011 and 2010 was $446 and $468, respectively. The total intrinsic value of options exercised during the nine months ended March 31, 2011 and 2010 was $1,114 and $0, respectively.
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
     The following table summarizes the restricted stock activity for the nine month period ended March 31, 2011:

		Nine months
		Ended
		March 31,
		2011
		Weighted
		Average Grant
		Date Fair
		Value
	Shares	Per Share
Unvested, beginning of period	248,329	$5.47
Grants	177,725	9.66
Converted to common stock upon lapse of restrictions	(118,335)	—
Forfeited	—	—
Unvested, end of period	307,719	$7.68
     As of March 31, 2011, there was $2,189 of unrecognized compensation expense related to restricted stock grants. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.5 years. Total compensation expense with regards to restricted stock for the nine month periods ended March 31, 2011 and 2010 was $621 and $390, respectively and is included in selling, general and administrative expenses.
NOTE 11 — Segment Reporting
     The Company primarily operates in three geographic areas, Australia, Canada and the United Kingdom, through its wholly owned subsidiaries ATN, GTC, which operates through its wholly owned subsidiary CTN, and UKTN, including its wholly owned subsidiary UK-Commercial. Select income statement information and capital expenditures for the periods ended March 31, 2011 and 2010 and select balance sheet information as of March 31, 2011 and 2010 is provided below. The All Other category consists primarily of GAN (previously MTN and renamed effective October 12, 2010) and corporate overhead and assets of GTN. Management fees charged are treated as a contra-expense and eliminate on consolidation. All revenue is from external clients and there is no intersegment revenue. Intercompany advances are treated as non-current assets or liabilities and eliminate on consolidation.

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
Australia	2011	2010	2011	2010
Revenues	$15,199	$14,210	$49,717	$42,227
Interest expense	—	—	—	15
Interest revenue	364	200	899	511
Depreciation & amortization expense	266	251	799	750
Intercompany management fee expense	463	405	1,316	1,196
Income tax expense	888	1,050	4,048	3,291
Segment profit	2,035	2,458	9,395	7,637
Expenditure for property and equipment	291	74	592	335

	March 31,	March 31,
	2011	2010
Segment assets	$45,045	$33,608
Current assets	42,284	30,574
Property & equipment, net	2,319	2,466
Deferred tax assets, net	536	400
Intangible assets, net	40	36
Goodwill	—	—
Segment liabilities	11,162	9,522

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
Canada	2011	2010	2011	2010
Revenues	$3,010	$2,678	$10,494	$6,487
Interest expense	—	—	—	—
Interest revenue	—	—	—	—
Depreciation & amortization expense	515	370	1,474	903
Intercompany management fee expense	—	—	—	—
Income tax expense	—	—	—	—
Segment (loss)	(1,157)	(1,001)	(1,726)	(3,545)
Expenditure for property and equipment	689	20	1,119	754

	March 31,	March 31,
	2011	2010
Segment assets	$9,682	$8,466
Current assets	5,823	3,460
Property & equipment, net	3,744	4,832
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	70	138
Goodwill	—	—
Segment liabilities	30,718	25,970

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
United Kingdom	2011	2010	2011	2010
Revenues	$8,579	$7,225	$23,691	$21,349
Interest expense	—	—	—	—
Interest revenue	3	—	8	1
Depreciation & amortization expense	728	707	2,148	2,179
Intercompany management fee expense	90	—	90	—
Income tax expense (benefit)	25	61	90	(184)
Segment (loss) profit	(39)	(3)	176	(963)
Expenditure for property and equipment	6	38	12	115

	March 31,	March 31,
	2011	2010
Segment assets	$27,786	$25,629
Current assets	10,977	6,956
Property & equipment, net	378	583
Deferred tax (liabilities), net	(3,039)	(2,977)
Intangible assets, net	11,799	13,701
Goodwill	4,565	4,325
Segment liabilities	10,441	30,178

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
All Other	2011	2010	2011	2010
Revenues	$—	$—	$—	$31
Interest expense	—	—	—	—
Interest revenue	—	—	—	1
Depreciation & amortization expense	—	25	1	78
Intercompany management fee revenue	(553)	(405)	(1,406)	(1,196)
Income tax expense	9	15	25	15
Segment loss	(1,027)	(971)	(2,949)	(2,858)
Expenditure for property and equipment	—	—	—	—

	March 31,	March 31,
	2011	2010
Segment assets	$60,256	$51,957
Current assets	2,339	824
Property & equipment (net)	—	1
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	—	25
Goodwill	—	—
Segment liabilities	3,865	2,927

	March 31,	March 31,
Intercompany eliminations	2011	2010
Segment assets	$(57,917)	$(51,107)
Current assets	—	—
Property & equipment (net)	—	—
Deferred tax assets (liabilities), net	—	—
Intangible assets, net	—	—
Goodwill	—	—
Segment liabilities	(34,683)	(50,226)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
Total	2011	2010	2011	2010
Revenues	$26,788	$24,113	$83,902	$70,094
Interest expense	—	—	—	15
Interest revenue	367	200	907	513
Depreciation & amortization expense	1,509	1,353	4,422	3,910
Intercompany management fee expense	—	—	—	—
Income tax expense	922	1,126	4,163	3,122
Net (loss) profit	(188)	483	4,896	271
Expenditure for property and equipment	986	132	1,723	1,204

	March 31,	March 31,
	2011	2010
Total assets	$84,852	$68,553
Current assets	61,423	41,814
Property & equipment, net	6,441	7,882
Deferred tax (liabilities) assets, net	(2,503)	(2,577)
Intangible assets, net	11,909	13,900
Goodwill	4,565	4,325
Total liabilities	21,503	18,371

     Non-cash stock based compensation is not allocated to the operating subsidiaries and is a component of the All Other segment above. Non-cash stock based compensation expense was $358, $316, $1,033 and $949 for the three and nine month periods ended March 31, 2011 and 2010, respectively.
     Effective February 2011, the Company converted a majority of the intercompany advance to UKTN to an equity investment, which significantly reduced the UK segment liabilities. There was no impact on the consolidated balance sheet of the Company as the advance/equity eliminates in consolidation. Effective January 1, 2011, the Company commenced charging a management fee to UKTN. The amount of the management fee was $90 for the three and nine month period ended March 31, 2011.
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

Revenues	Traffic	News	Television	Government	Total
Three months ended March 31, 2011	$20,821	$4,090	$852	$1,025	$26,788
Three months ended March 31, 2010	$18,118	$3,859	$901	$1,235	$24,113

Nine months ended March 31, 2011	$64,367	$14,076	$2,446	$3,013	$83,902
Nine months ended March 31, 2010	$52,948	$11,906	$2,395	$2,845	$70,094
NOTE 12 — Change in Accounting Estimate
     Effective March 1, 2010, the Company changed its estimate of the useful lives of helicopters owned by CTN from eight years to six years and the lives of CTN helicopter engine rebuilds from three years to two years. This change was implemented because the Company determined that the annual flight hours are more than originally anticipated. The life of a helicopter is based upon a blend of the life of the engine, which is approximately 2,200 flight hours, and the life of the airframe. The Company does not anticipate getting less use from the helicopters due to this change in useful life. Also, ATN helicopters were unaffected by this change in useful life as their annual flight hours have been in line with expectations. This change had the effect of increasing depreciation expense $152 and $444, reducing net operating income and net income $152 and $444 and reducing both basic and diluted earnings per share $0.01 and $0.02 for the three and nine month periods ended March 31, 2011. For the three and nine month period ended March 31, 2010, this change had the effect of increasing depreciation expense $48, reducing net operating income and net income $48, and had no impact on basic or diluted earnings per share.
NOTE 13 — Termination of Agreement
     In October 2010, UKTN was informed that the its Traffic Radio services contract with the United Kingdom’s Highways Agency would not be extended beyond its current expiration date of August 31, 2011 due to budgetary constraints of the Highways Agency. For the three and nine month periods ended March 31, 2011, revenue related to this contract was $1,010 and $2,998, operating income and net income was $199 and $666 and basic and diluted earnings per share was $0.01 and $0.04, respectively.

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
Executive Overview
     We provide traffic and news information reports to radio and television stations in international markets. We are the largest provider of traffic information reports to radio stations in Australia, Canada and the United Kingdom and we provide traffic information reports to television stations in Australia and Canada. We also provide news information reports to radio stations in Canada, entertainment news reports to radio stations in the United Kingdom and we believe that we maintain the largest inventory of commercial advertising embedded in radio news reports in Australia. We derive a substantial majority of our revenues from the sale to advertisers of commercial advertising inventory associated with these information reports. We obtain this advertising inventory from radio and television stations in exchange for providing stations with information reports and/or, for certain broadcasters, cash compensation. Although we are a Nevada corporation with principal executive offices located in New York, New York, we do not provide, nor do we currently intend to provide traffic or news reports to radio or television stations in the United States. However, we do offer our mobile phone traffic products to radio and television stations in the United States.
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
The Services We Provide — Radio Traffic Reports, Radio News Reports and TV Reports.
     The information reports we provide to radio and television stations are divided into three categories, radio traffic reports, radio news reports and TV reports, based on the content of the report and the medium in which it is delivered. Collectively, we refer to these reports as our “information reports.” In addition, we currently provide radio traffic reports under a Traffic Radio service contract with the United Kingdom’s Highways Agency, which is an executive agency of the United Kingdom Department of Transport.
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

		Radio News,
		Sports,
		Weather,
		Business
		and
		Entertainment
	Radio Traffic	News	TV Reports
Australia	84	32	14
Canada	80	22	4
United Kingdom	247	125	—

     The number of our traffic network affiliates in the UK has decreased from the prior period primarily due to a decision by Global Radio Services to consolidate a number of their Heart branded radio stations by simulcasting their programming over multiple stations that had previously been programmed on a standalone basis. This had the effect of us having fewer network affiliates each with a larger audience. The overall audience delivery was not significantly impacted therefore the consolidation of radio stations had no impact on our revenue potential in the United Kingdom market.
Our Sources of Revenue — Sale of Commercial Airtime Inventory
     In exchange for providing our information reports and/or, for certain broadcasters, cash compensation, our network affiliates provide us with commercial advertising inventory. We generate revenues by packaging and selling this commercial advertising inventory for cash to advertisers on a local, regional or national network basis, except in the United Kingdom where it is sold on a national basis only. To date, we have not recognized any revenue related to the bartering of goods and services and do not anticipate entering into barter transactions for the sale of our commercial advertising inventory in the future. The main factors that determine the amount of revenue we generate from our commercial advertising inventory include the audience reach of our networks, which is determined by the number of advertising spots we have to sell as well as the audience of our network affiliates, the percentage of the available market that our network covers, the advertising rates in the markets in which we operate networks, the length of time we have been established in the market and the training and abilities of our sales staffs. Although the number of network affiliates that we maintain in a market may influence certain of these factors, the number may not be directly correlated to the amount of revenue that we generate in that market.
     The majority of our revenues have been generated from our Australian operations, including approximately $49.7 million, or 59%, of our revenues for the nine month period ended March 31, 2011, of which approximately $36.0 million, or 43% of our total revenues, has been generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. For the nine month period ended March 31, 2010, approximately $42.2 million, or 60% of our revenues, was generated by our Australian operations, of which approximately $32.1 million, or 46%, was generated from the sale of commercial advertising inventory related to our Australian radio traffic reports. We expect to accumulate increasing amounts of commercial advertising inventory from our Australian operations as we continue to obtain more news report inventory in Australia. We began accumulating commercial advertising inventory from our Canadian operations in December 2005 and began generating limited revenue in Canada in January 2006. Currently, we have operations in eight Canadian cities: Calgary, Toronto, Hamilton, Vancouver, Montreal, Ottawa, Edmonton and Winnipeg. We anticipate expanding our radio and television advertising inventory primarily by adding new network affiliates in our existing markets, as we have not penetrated the Canadian markets to the extent that we have done so in Australia or United Kingdom. However, we will continue to explore the expansion of our advertising inventory by both the introduction of new products as well as entering new Canadian markets. We obtained the majority of our United Kingdom radio advertising inventory as a result of our acquisition of The Unique Broadcasting Company Limited (“Unique”) on March 1, 2009, which we subsequently renamed UK Commercial Traffic Network. We are actively seeking to expand the amount of our traffic and entertainment news inventory from both new and existing radio affiliates in the United Kingdom. As commercial advertising inventory generated from our Australian, Canadian and United Kingdom operations increase, we expect to sell the increased commercial advertising inventory in the same manner as we have sold commercial advertising inventory generated from our provision of radio traffic reports in Australia. Our experience indicates, however, that there is generally a delay between acquiring commercial advertising inventory from new or expanded operations and the realization of increasing revenues from the sale of such inventory. We expect to experience such delays in realizing revenues from the sale of commercial advertising inventory associated with additional radio news reports in Australia, our provision of radio traffic reports in Canada and increases in radio advertising inventory in the United Kingdom.
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

	Australia		Canada		United Kingdom
	Leased	Owned	Leased	Owned	Leased	Owned
Fixed-wing aircraft	0	1	2	1	0	2
Helicopters	0	4	0	7	0	0
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
Basis of Presentation
     We have derived substantially all of our revenues to date from our Australian, Canadian and United Kingdom operations. However, the financial information contained in this report, including the financial statements, report our financial condition and results of operation in United States dollars and, unless stated otherwise, all references to dollar amounts refer to United States dollars. Income statement amounts are converted from Australian dollars, Canadian dollars or British pounds to United States dollars based on the average exchange rate for the period covered. Assets and liabilities are converted based on the exchange rate as of the applicable balance sheet date. Equity is converted based on the prevailing exchange rate at the time of the applicable investment. Foreign currency translation adjustments occur when the income statement and balance sheet are converted at different exchange rates and are recognized as other comprehensive income or loss in the financial statements. For reference, the exchange rates to United States dollars from Australian dollars, Canadian dollars and British pounds applicable to our income statement data for each of the three months periods ended September 30 and December 31, 2010 and 2009 and March 31, 2011 and 2010 and applicable to our balance sheet data as of March 31, 2011 and June 30, 2010 are set forth below:
Australia

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2011	1.0056	March 31, 2011	1.0329
Three month period ended December 31, 2010	0.9887
Three month period ended September 30, 2010	0.9057
Three month period ended March 31, 2010	0.9039
Three month period ended December 31, 2009	0.9094
Three month period ended September 30, 2009	0.8340
		June 30, 2010	0.8408
Canada

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2011	1.0141	March 31, 2011	1.0303
Three month period ended December 31, 2010	0.9873
Three month period ended September 30, 2010	0.9623
Three month period ended March 31, 2010	0.9606
Three month period ended December 31, 2009	0.9469
Three month period ended September 30, 2009	0.9115
		June 30, 2010	0.9399
United Kingdom

		Balance
Income Statement Period	Exchange Rate	Sheet Date	Exchange Rate
Three month period ended March 31, 2011	1.6028	March 31, 2011	1.6028
Three month period ended December 31, 2010	1.5803
Three month period ended September 30, 2010	1.5510
Three month period ended March 31, 2010	1.5614
Three month period ended December 31, 2009	1.6344
Three month period ended September 30, 2009	1.6411
		June 30, 2010	1.4945
     We estimate that the impact from currency changes on our operating results for the three and nine month periods ended March 31, 2011 compared to the three and nine month periods ended March 31, 2010 has been to increase (decrease) income statement amounts as follows:

	Three months	Nine months
	Ended	Ended
	March 31,	March 31,
	2011	2011
	(in thousands)	(in thousands)
Australia
Revenues	$1,537	$4,290
Operating expenses (exclusive of depreciation and amortization)	924	2,287
Sales, general & administrative expenses	327	876
Canada
Revenues	159	499
Operating expenses (exclusive of depreciation and amortization)	141	375
Sales, general & administrative expenses	50	143
United Kingdom
Revenues	222	(466)
Operating expenses (exclusive of depreciation and amortization)	175	(360)
Sales, general & administrative expenses	28	(43)
Australia, Canada and United Kingdom combined
Revenues	1,918	4,323
Operating expenses (exclusive of depreciation and amortization)	1,240	2,302
Sales, general & administrative expenses	405	976
     When discussing changes in income statement accounts from the three and nine month periods ended March 31, 2010, the analysis under “Results of Operations” below includes both the impact of currency changes and changes in revenues and expenditures in the local currency.
     Foreign currency exchange rates in the markets in which we operate have been subject to substantial fluctuation. Any fluctuation between the U.S. dollar and the currencies of the countries in which we operate will impact the amount of our revenues and expenses. To the extent foreign currencies depreciate relative to the U.S. dollar, there will be a negative impact on the revenues we report due to such fluctuation. It is possible that the impact of currency fluctuations will result in a decrease in reported sales even though we have experienced an increase in sales when reported in the applicable foreign currency. This occurred in Australia for the three months ended March 31, 2009, when revenue increased by approximately 11.7% when measured in Australian dollars but our reported Australia revenue in U.S. dollars decreased by approximately 18.1%, in each case when compared to the three months ended March 31, 2008. Conversely, a weak U.S. dollar may mask lower performance in local currencies as it is possible for us to report higher revenues in U.S. dollars despite revenue declines in local currency in the markets in which we operate. This was the case in Australia during the three-month period ended March 31, 2011, when revenue decreased by approximately 3.8% when measured in Australian dollars but our reported Australia revenue in U.S. dollars increased by approximately 7.0%, in each case when compared to the three months ended March 31, 2010.
     For our third fiscal quarter ended March 31, 2011, the Australian dollar was stronger than during the quarter ended December 31, 2010. This trend has continued to date during the fourth fiscal quarter of 2011. Should the exchange rate between the U.S. and Australian dollar remain at current levels, this will have the effect of increasing revenues and expenses reported in U.S. dollars from our Australian operations (which constitute the majority of our business) for our fourth fiscal quarter ended June 30, 2011 absent any change in performance in local currency.
     In October 2010, UKTN was informed that its Traffic Radio services contract with the United Kingdom’s Highways Agency would not be extended beyond its current expiration date of August 31, 2011 due to budgetary constraints of the Highways Agency. We expect the contract will continue under its current terms until the expiration date and thus will have no impact on our financial results for the remainder of the current fiscal year. For the three and nine months ended March 31, 2011, revenue related to this contract was $1,010 and $2,998, operating income and net income was $199 and $666 and basic and diluted earnings per share was $0.01 and $0.04. Assuming stable exchange rates, we expect that the contract’s quarterly contribution to our results throughout its remaining term will be consistent with results seen during the third fiscal quarter of 2011, as the revenue and expenses related to the contract are fairly consistent on a quarter to quarter basis.
Results of Operations
Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010
     Revenues. Revenues increased from approximately $24.1 million for the three months ended March 31, 2010 to approximately $26.8 million for the three months ended March 31, 2011, an increase of approximately 11.2%. Australian revenues increased approximately $1.0 million, or approximately 7.0%, compared to the quarter ended March 31, 2010. The increase in Australian revenues pertained primarily to our radio network. All of the increase in Australian revenues was due to the Australian dollar being stronger in the third fiscal quarter 2011 compared to the third fiscal quarter 2010. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian revenues decreased approximately 3.8% when measured in local currency compared to the three month period ended March 31, 2010. The Australian revenue decrease in local currency was driven primarily by a decrease in the number of spots sold compared to the previous year quarter. The decrease in spots sold was due to a decrease in the percentage of available spots being sold compared to the previous year period. The percentage of spots sold in Australia decreased from approximately 85% for the three months ended March 31, 2010 to approximately 76% for the three months ended March 31, 2011. We believe that the reduced demand for our inventory was due to weaker than expected retail market during the quarter, as we have significant retail clients that reduced their expected expenditures. Revenues from our United Kingdom operations increased approximately $1.4 million (approximately 19.4%) which related primarily to our traffic and entertainment news network advertising sales. As reflected in Changes in Key Operating Statistics in Local Currencies, United Kingdom revenues increased approximately

15.7% when measured in British pounds. Revenues from the sale of inventory related to our Canadian operations increased approximately $0.3 million, or approximately 11.1%, from the previous year quarter. The revenue increase in local currency was driven mainly by an increase in rate, which increased approximately 40% compared to the three months ended March 31, 2010. The rate in the previous period had been impacted by “per inquiry” and guaranteed bonus spots, which became less prevalent in the current quarter due to increased advertiser demand. The curtailment of these low yield spots also contributed to a lower sell-out in the current quarter compared to the three months ended March 31, 2010. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian revenues increased approximately 6.5% when measured in Canadian dollars.
     Operating expenses (exclusive of depreciation and amortization discussed below). Operating expenses increased from approximately $16.0 million for the three months ended March 31, 2010 to approximately $18.9 million for the three months ended March 31, 2011, an increase of approximately 18.1%. Australian operating expenses increased approximately $1.4 million primarily due to an increase in station compensation of approximately $1.2 million and an increase in employee costs of approximately $0.2 million. Approximately $0.9 million of the approximately $1.4 million overall increase in Australian operating expenses discussed above was related to currency movements as the Australian dollar was stronger in the current fiscal quarter when compared to the quarter ended March 31, 2010. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian operating expenses increased by approximately 6.4% when measured in local currency. Operating costs related to our United Kingdom operations increased approximately $1.1 million compared to the quarter ended March 31, 2010, primarily due to an increase in station compensation. The increase in station compensation was due to increases in fixed compensation related to certain contract renewals as well as higher variable compensation resulting from the increased revenue during the quarter. As reflected in Changes in Key Operating Statistics in Local Currencies, United Kingdom operating expenses increased by approximately 15.0% in local currency. Operating expenses related to our Canadian operations increased approximately $0.3 million due to an increase in station compensation of approximately $0.2 million and an increase in employee costs of approximately $0.1 million. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian operating expenses increased by approximately 4.1% in local currency. Global Alert Network operating expenses increased approximately $0.2 million as spending increased in an effort to commercialize our alerting product for mobile phones.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $5.4 million for the three months ended March 31, 2010 to approximately $6.0 million for the three months ended March 31, 2011, an increase of approximately 11.1%. Australia Traffic Network selling, general and administrative expenses increased approximately $0.3 million dollars compared to the quarter ended March 31, 2010, of which approximately $0.3 million related to currency translation differences as the Australia dollar was stronger relative to the U.S. dollar compared to the year ago period. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian selling, general and administrative expenses decreased by approximately 0.7% when measured in local currency. Sales expense as a percentage of revenue in Australia decreased from approximately 13.8% for the three months ended March 31, 2010 to approximately 13.4% for the three months ended March 31, 2011. Canada Traffic Network selling, general and administrative expenses increased approximately $0.1 million primarily due to an increase in costs related to our sales staff due to commissions on increased sales, the hiring of additional sales representatives and sales managers and severance for terminated employees. Selling, general and administrative expenses increased approximately $0.3 million in the United Kingdom primarily due to approximately $0.2 million in commissions and bonuses associated with the higher revenue as well as approximately $0.1 million in management fees charged by Global Traffic Network which eliminates in consolidation. Selling, general and administrative expenses for Global Traffic Network (the unconsolidated parent) were reduced approximately $0.1 million due to the increased management fees discussed above. Management fee revenue is treated as a contra-expense and eliminates in consolidation. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $0.4 million for the three month period ended March 31, 2011 compared to approximately $0.3 million for the three months ended March 31, 2010.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $1.4 million for the three months ended March 31, 2010 to approximately $1.5 million for the three months ended March 31, 2011. The increase mainly related to shortening the useful lives of the Canadian Traffic Network helicopters from eight years to six years and reducing the Canadian Traffic Network helicopter engine rebuild useful lives from three years to two years in March 2010. This change in estimate was made due to our flying more hours per year in Canada than originally anticipated.
     Interest expense. Interest expense was $0 for the three months ended March 31, 2011 as the Company has no outstanding debt.
     Other (income) expense. Other (income) (net) was approximately $0.3 million for the three months ended March 31, 2011, compared to approximately $0.2 million for the three months ended March 31, 2010. Other (income) consists primarily of interest income on our cash balances.
     Income tax expense. Income tax expense decreased from approximately $1.1 million for the three months ended March 31, 2010 to approximately $0.9 million for the three months ended March 31, 2011. The decrease resulted primarily from lower tax expense in Australia due to the lower income before taxes for the three months ended March 31, 2011 compared to the three month period ended March 31, 2010. The effective tax rate in Australia was 30.4% for the three month period ended March 31, 2011 and 29.9% for the three month period ended March 31, 2010, compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. The UK Traffic Network realized approximately $0.2 million tax benefit due primarily to the utilization of the deferred tax liability created by the Unique acquisition. The UK Traffic Network tax benefit was offset by approximately $0.2 million of tax expense related to the utilization of UK Commercial Traffic Network’s net operating loss carry-forwards. UK Commercial Traffic Network’s tax benefit and tax expense are both non-cash items.

     Net income (loss). Net income decreased from approximately $0.5 million for the three months ended March 31, 2010 to a net loss of approximately $0.2 million for the three months ended March 31, 2011. The decrease in net income is primarily attributable to $0.5 million decrease in Australia Traffic Network net income due to lower sales and higher expenses. In addition, Global Alert Network’s loss increased approximately $0.2 million due to increased expenses related to our mobile phone alerting product.
Changes in Key Operating Statistics in Local Currencies
     The table below sets forth changes in certain of our key operating statistics for our Australian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Australian dollars. The exchange rates from Australian dollars to United States dollars applicable to the three month periods ended March 31, 2011 and 2010 were 1.0056 and 0.9039, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2011	2010	(Decrease)
	(In thousands)	(In thousands)
Revenues	$15,116	$15,721	(3.8)%
Operating expenses	9,087	8,542	6.4%
Selling, general and administrative expenses	3,219	3,241	(0.7)%
Depreciation and amortization expense	265	278	(4.7)%
Interest expense	—	—	—
Other (income)	(362)	(221)	63.8%
Income tax expense	883	1,162	(24.0)%
Net income	2,024	2,719	(25.6)%
     The table below sets forth changes in certain of our key operating statistics for our Canadian operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in Canadian dollars. The exchange rates from Canadian dollars to United States dollars applicable to the three month periods ended March 31, 2011 and 2010 were 1.0141 and 0.9606, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2011	2010	(Decrease)
	(In thousands)	(In thousands)
Revenues	$2,968	$2,788	6.5%
Operating expenses	2,643	2,538	4.1%
Selling, general and administrative expenses	937	906	3.4%
Depreciation and amortization expense	508	385	31.9%
Interest expense	—	—	—
Other expense	21	2	950.0%
Income tax expense	—	—	—
Net loss	(1,141)	(1,043)	9.4%
     The table below sets forth changes in certain of our key operating statistics for our United Kingdom operations for the comparable periods presented without taking into account foreign currency exchange rates. Amounts are expressed in British pounds. The exchange rates from British pounds to United States dollars applicable to the three month periods ended March 31, 2011 and 2010 were 1.6028 and 1.5614, respectively.

	Three Months	Three Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2011	2010	(Decrease)
	(In thousands)	(In thousands)
Revenues	£5,353	£4,628	15.7%
Operating expenses	4,230	3,677	15.0%
Selling, general and administrative expenses	680	491	38.5%
Depreciation and amortization expense	454	453	0.2%
Interest expense	—	—	—
Other (income)	(2)	(30)	(93.3)%
Income tax expense	16	39	(59.0)%
Net loss	(25)	(2)	1,150.0%

Nine Months Ended March 31, 2011 Compared With Nine Months Ended March 31, 2010
     Revenues. Revenues increased from approximately $70.1 million for the nine months ended March 31, 2010 to approximately $83.9 million for the nine months ended March 31, 2011, an increase of approximately 19.7%. Australian revenues increased approximately $7.5 million, or approximately 17.8%, compared to the nine months ended March 31, 2010. The increase in Australian revenues pertained primarily to our radio network. Approximately $4.3 million of the overall approximately $7.5 million increase in Australian revenues was due to the Australian dollar being stronger in the first three fiscal quarters 2011 compared to fiscal 2010, while the remaining approximately $3.2 million was due to increased sales in local currency. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian revenues increased approximately 7.8% when measured in local currency compared to the nine month period ended March 31, 2010. Revenues from our United Kingdom operations increased approximately $2.4 million (approximately 11.3%) which primarily related to our traffic and entertainment news network advertising sales. Unlike the Australian and Canadian dollar, the British pound was actually weaker over the first three fiscal quarters of this year (although not the current quarter) compared to the same period of last year. As reflected in Changes in Key Operating Statistics in Local Currencies, United Kingdom revenues increased approximately 13.2% when measured in British pounds. Revenues from the sale of inventory related to our Canadian operations increased approximately $4.0 million, or approximately 61.5%, from the previous year period. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian revenues increased approximately 54.8% when measured in Canadian dollars.
     Operating expenses (exclusive of depreciation and amortization discussed below). Operating expenses increased from approximately $47.7 million for the nine months ended March 31, 2010 to approximately $53.2 million for the nine months ended March 31, 2011, an increase of approximately 11.5%. Australian operating expenses increased approximately $3.9 million primarily due to an increase in station compensation of approximately $3.4 million and an increase in employee costs of approximately $0.6 million. Approximately $2.3 million of the approximately $3.9 million overall increase in Australian operating expenses discussed above was related to currency movements as the Australian dollar was stronger in the current fiscal year to date period when compared to the nine month period ended March 31, 2010. As reflected in Changes in Key Operating Statistics in Local Currencies, Australian operating expenses increased by approximately 7.4% when measured in local currency. Operating costs related to our United Kingdom operations increased approximately $0.8 million compared to the period ended March 31, 2010. Employee costs were reduced approximately $0.2 million, third party traffic out source provider costs were reduced approximately $0.3 million while station compensation increased approximately $1.3 million compared to the previous year period. As reflected in Changes in Key Operating Statistics in Local Currencies, United Kingdom operating expenses increased by approximately 6.4% in local currency. Operating expenses related to our Canadian operations increased approximately $0.6 million due to an increase in station compensation of approximately $0.4 million, approximately $0.1 million loss on write-off of a blown helicopter engine, an increase of approximately $0.2 million in employee costs and a decrease of approximately $0.1 million in aviation costs. As reflected in Changes in Key Operating Statistics in Local Currencies, Canadian operating expenses increased by approximately 3.1% in local currency. Global Alert Network operating expenses increased approximately $0.2 million as spending increased in the current quarter in an effort to commercialize our alerting product for mobile phones.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased from approximately $15.8 million for the nine months ended March 31, 2010 to approximately $18.1 million for the nine months ended March 31, 2011, an increase of approximately 14.6%. Australian selling, general and administrative expenses increased approximately $1.4 million compared to the period ended March 31, 2010, of which approximately $0.9 million related to currency translation differences as the Australia dollar was stronger relative to the U.S. dollar compared to the year ago period. The majority of the increase in Australian selling, general and administrative in local currency pertained to higher sales employee compensation mainly resulting from the higher revenues for the period and to a lesser extent increases in administrative salaries. Sales expense as a percentage of revenue in Australia decreased from approximately 13.9% for the nine months ended March 31, 2010 to approximately 13.4% for the nine months ended March 31, 2011. Canada Traffic Network selling, general and administrative expenses increased approximately $1.0 million primarily due to a $0.7 million increase in costs related to our sales staff due to commissions on increased sales, the hiring of additional sales representatives and sales managers as well as severance for terminated employees. Selling, general and administrative expenses increased approximately $0.1 million in the United Kingdom primarily due to the management fee from Global Traffic Network that was implemented in the quarter. Non-cash compensation expense resulting from grants of employee and director stock options and restricted stock was approximately $1.0 million for the nine months ended March 31, 2011 and approximately $0.9 million for the nine months ended March 31, 2010.
     Depreciation and amortization expense. Depreciation and amortization expense increased from approximately $3.9 million for the nine months ended March 31, 2010 to approximately $4.4 million for the nine months ended March 31, 2011. Approximately $0.4 million of the increase related to shortening the useful lives of the Canadian Traffic Network helicopters from eight years to six years and reducing the Canadian Traffic Network helicopter engine rebuild useful lives from three years to two years in March 2010. This change in estimate was made due to our flying more hours per year in Canada than originally anticipated.
     Interest expense. Interest expense was $0 for the nine months ended March 31, 2011 as the Company has no outstanding debt.
     Other (income) expense. Other (income) (net) increased from approximately $0.7 million for the nine months ended March 31, 2010 to $0.9 million for the nine months ended March 31, 2011. Other (income) consists primarily of interest income on our cash balances. For the nine month period ended March 31, 2010, there was approximately $0.1 million of foreign translation income. This income resulted from the repayment of balances due to the Company by Australia Traffic Network during the prior year period. Intercompany balances between the Company and its subsidiaries are translated from the local currencies to U.S. dollars at each balance sheet date. To the extent these balances are intended to be ongoing, that is, settlement is neither planned nor anticipated, the translation adjustments to balance intercompany are reflected as a component of other comprehensive income. The repayment of the Australia Traffic Network intercompany balance triggered a realized foreign exchange income during the period ended March 31, 2010.

     Income tax expense. Income tax expense increased from approximately $3.1 million for the nine months ended March 31, 2010 to approximately $4.2 million for the nine months ended March 31, 2011. The increase was primarily due to higher net profit in Australia which led to an approximately $0.7 million increase in income tax expense for the nine months ended March 31, 2011 compared to the nine month period ended March 31, 2010. The effective tax rate in Australia was 30.1% for the nine month periods ended March 31, 2011 and 2010 compared to the statutory federal rate of 30.0%. There was no income tax benefit for the United States or Canada as a valuation allowance has been created for 100% of the Company’s net deferred tax assets in those countries. In addition, tax expense related to our United Kingdom operations increased approximately $0.3 million due to increased profits from UK Commercial Traffic Network. The UK Traffic Network realized approximately $0.5 million tax benefit due primarily to the utilization of the deferred tax liability created by the Unique acquisition. The UK Traffic Network tax benefit was offset by approximately $0.6 million of tax expense related to the utilization of UK Commercial Traffic Network’s net operating loss carry-forwards. UK Commercial Traffic Network’s tax benefit and tax expense are both non-cash items.
     Net income. Net income increased from approximately $0.3 million for the nine months ended March 31, 2010 to approximately $4.9 million for the nine months ended March 31, 2011. The increase is primarily attributable to a smaller Canadian Traffic Network net loss due in large part to significantly higher sales in that market, increased Australia Traffic Network net income resulting from higher sales and favorable currency movements and the financial performance of UK Traffic Network improving from a net loss to net income, primarily based upon the performance of UK Commercial Traffic Network.
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2011	2010	(Decrease)
	(In thousands)	(In thousands)
Revenues	$51,447	$47,727	7.8%
Operating expenses	27,140	25,279	7.4%
Selling, general and administrative expenses	10,485	9,863	6.3%
Depreciation and amortization expense	827	851	(2.8)%
Interest expense	—	17	(100.0)%
Other (income)	(929)	(580)	60.2%
Income tax expense	4,193	3,703	13.2%
Net income	9,731	8,594	13.2%
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2011	2010	(Decrease)
	(In thousands)	(In thousands)
Revenues	$10,623	$6,864	54.8%
Operating expenses	7,808	7,570	3.1%
Selling, general and administrative expenses	3,036	2,134	42.3%
Depreciation and amortization expense	1,492	958	55.7%
Interest expense	—	—	—
Other expense (income)	23	(4)	NM
Income tax expense	—	—	—
Net loss	(1,736)	(3,794)	(54.2)%
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

	Nine Months	Nine Months
	Ended	Ended	Percentage
	March 31,	March 31,	Increase
Key operating statistic	2011	2010	(Decrease)
	(In thousands)	(In thousands)
Revenues	£15,001	£13,252	13.2%
Operating expenses	11,775	11,062	6.4%
Selling, general and administrative expenses	1,699	1,619	4.9%
Depreciation and amortization expense	1,361	1,352	0.7%
Interest expense	—	—	—
Other (income)	(6)	(81)	(92.6)%
Income tax expense (benefit)	58	(111)	NM
Net income (loss)	114	(589)	NM
Liquidity and Capital Resources
     At March 31, 2011, the Company’s primary source of liquidity was cash and cash equivalents of approximately $37.0 million. At March 31, 2011, the Company also had approximately $2.1 million available under its overdraft credit line. The overdraft credit line is denominated in Australian dollars and has been translated into U.S. dollars for purposes of this report. The Company’s excess cash has been mainly invested in short term bonds, short term agencies, short term commercial paper and money market accounts, all of which have maturities of 90 days or less. None of the Company’s cash and cash equivalents consisted of auction rate securities at March 31, 2011.
     Operating activities. Cash provided by operating activities was approximately $12.3 million for the nine months ended March 31, 2011, due mainly to positive cash generation from operations (after the net income was adjusted for non-cash expenses) which was further increased by positive changes in working capital. The largest source of working capital was $1.9 million due to an increase in accounts payable, accrued expenses and other liabilities. The majority of the increase in accounts payable is a timing difference and is expected to reverse in the future.
     Investing activities. Cash used in investing activities was approximately $1.7 million for the nine month period ended March 31, 2011. The cash used for investing activities consisted of capital expenditures, the majority of which was for the periodic rebuilding of helicopter engines in Canada and Australia.
     Financing activities. Cash provided by financing activities was $1.8 million for the nine months ended March 31, 2011, due to proceeds received from the exercise of warrants issued to the underwriter of our initial public offering. The Company currently has no long term debt or amounts outstanding under its bank overdraft line of credit.
     Effect of exchange rate changes. Cash and cash equivalents were increased approximately $5.1 million for the nine months ended March 31, 2011 due primarily to the significant strengthening of the Australian dollar, as a significant majority of our cash and cash equivalents are denominated in Australian dollars.
     We believe our cash and cash equivalents on hand and our overdraft line of credit of approximately $2.1 million provides adequate resources to fund ongoing operations, including any net losses generated by certain of our subsidiaries. However, our capital requirements depend on many factors, including, without limitation, the amount, if any, of cash provided by our operating activities, cash requirements of our expansion in the United Kingdom, the occurrence and timing of any expansion efforts in new geographic markets, the cost associated with development and commercialization of Global Alert Network’s mobile telephone technology and the introduction of products in our existing and/or new markets. Our capital requirements will also depend on the factors identified in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission.
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
Interest Rate Risk
     We are subject to market risk exposure related to changes in interest rates. Our financial instruments include cash and cash equivalents. We consider all highly liquid instruments purchased with a maturity of less than 90 days to be cash equivalents. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. However, due to the large cash and cash equivalents balances, a one percentage point decrease in the interest rates we earn on these balances would reduce interest income approximately $0.4 million on an annual basis based on the balances at March 31, 2011. We have no derivative financial instruments or auction rate securities in our cash and cash equivalents. We had no outstanding long-term debt as March 31, 2011 nor did we have any balance outstanding under our bank overdraft line of credit that bears interest at a variable rate. We do not see variable interest rate long-term debt as a significant interest rate risk.
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
Accounts Receivable
     Although the Company’s accounts receivable do not represent a significant concentration of credit risk due to the large number of customers and the fact that no one customer represents more than 6% of our annual revenue, payments from customers may be received through advertising agencies depending on the customer and the relevant geographic market. Therefore, we may experience credit risk based on the concentration of accounts receivable attributable to advertising agencies. One advertising agency that represents a number of our advertising clients in Australia, Canada and the United Kingdom constituted approximately 28% of our revenues for the nine months ended March 31, 2011 and approximately 33% of our net accounts receivable as of March 31, 2011. Another advertising agency representing a number of our advertising clients in Australia constituted approximately 11% of our revenues for the nine months ended March 31, 2011 and approximately 7% of our net account receivable as of March 31, 2011. Two other advertising agencies that represent a number of our advertising clients in Australia, Canada and United Kingdom each constituted approximately 14% and 10% of our revenues, respectively for the nine months ended March 31, 2011 and approximately 17% and 8%, respectively of our net accounts receivable as of March 31, 2011. In addition to the aforementioned agencies, it is likely other advertising agencies may exceed 10% of our revenues and/or 10% of our net accounts receivable in the future based on the current or past billing levels of certain agencies. In the United Kingdom, substantially all our advertising related revenues come from five agency groups (including one agency group placing approximately 52% of our UK advertising revenues for the nine months ending March 31, 2011); therefore our concentration of revenue by agency is greater in the UK market than for our Company as a whole.
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
     On May 13, 2011, Global Traffic Network, Inc. issued a press release reporting the financial results for its third fiscal quarter ended March 31, 2011. A copy of the press release is furnished as Exhibit 99.1 to this report and is incorporated herein by reference.
Item 6. Exhibits
     (a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Global Traffic Network, Inc. dated May 13, 2011.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2011	By:	/s/ William L. Yde III
		Name:	William L. Yde III
		Title:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 13, 2011	By:	/s/ Scott E. Cody
		Name:	Scott E. Cody
		Title:	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-15(e)/15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Global Traffic Network, Inc. dated May 13, 2011